Form 10-Q
period 2024-09-30
Ares Core Infrastructure Fund
filed 2025-01-16
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No.  000-56695

ARES CORE INFRASTRUCTURE FUND
(Exact name of Registrant as specified in its charter)

Delaware	99-6541890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
245 Park Avenue, 44th Floor, New York, NY 10167
(Address of principal executive office) (Zip Code)
(212) 750-7300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, Par Value $0.01 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 13, 2025 there was no established public market for the registrant’s Common Shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of January 13, 2025 was 6,226,600.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Assets and Liabilities as of September 30, 2024 (unaudited)	3
Consolidated Statements of Operations for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024 (unaudited)	4
Consolidated Schedule of Investment as of September 30, 2024 (unaudited)	5
Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) through September 30, 2024 (unaudited)	6
Consolidated Statement of Cash Flows for the period from May 7, 2024 (inception) through September 30, 2024 (unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	36
Signatures	37

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
($ in thousands, except share data)
(unaudited)

As of
September 30, 2024
ASSETS
Investment, at fair value:
Non-controlled/non-affiliated investments (Cost of $347,854)	$347,854
Cash and cash equivalents	14,800
Offering costs	1,624
Derivative contracts, at fair value (Cost of $0)	151
Total assets	$364,429
LIABILITIES
Term loan payable (net of deferred financing costs of $5,533)	$206,971
Accrued expenses	1,624
Interest payable	697
Total liabilities	209,292
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 6,226,600 shares issued and outstanding	62
Capital in excess of par value	155,603
Accumulated deficit	(528)
Total net assets	155,137
Total liabilities and net assets	$364,429
Net asset value per share	$24.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)
(unaudited)

	For the three months ended September 30, 2024	For the period from May 7, 2024 (Inception) to September 30, 2024
Income:
Interest income	$79	$79
Total income	79	79
Expenses:
Organizational expenses (Note 6)	415	2,465
Interest expense	758	758
Management fees	162	162
Offering expense	148	148
Professional fees	51	51
Administration fees	545	545
Other operating expenses	42	42
Director fees	30	30
Total expenses	2,151	4,201
Less: Expense support (Note 3)	(1,231)	(3,281)
Less: Management fee waiver (Note 3)	(162)	(162)
Net expenses	758	758
Net investment loss before income taxes	(679)	(679)
Income tax expense	—	—
Net investment loss	(679)	(679)

Unrealized Gains (Losses) On Investment And Derivatives:
Derivatives	151	151
Net realized and unrealized gains on investment and derivatives	151	151
Net decrease in net assets resulting from operations	$(528)	$(528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
($ in thousands)
(unaudited)

Non-controlled/non-affiliated investment

Company (1)	Investment	Acquisition Date	Shares/ Units	Cost	Fair Value	% of Net Assets
Renewable Energy
Denali Equity Holdings LLC	Class A units	09/2024	3,749	$347,854	$347,854	224.22%
Total Investments				$347,854	$347,854	224.22%

(1) The Fund's portfolio company investment, which as of September 30, 2024 represented 224.22% of the Fund’s net assets or 95.45% of the Fund’s total assets, may be subject to legal restrictions on sales.

Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	3.335%	Daily SOFR	BNP Paribas	11/2041	$79,689	$61	$—	$61
Interest rate swap	3.338%	Daily SOFR	MUFG Bank, Ltd.	11/2041	79,689	90	—	90
Total					$159,378	$151	$—	$151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	Common Shares		Capital in Excess of Par Value	Accumulated Deficit	Net Assets
	Shares	Amount
Balance at May 7, 2024 (inception)	—	$—	$—	$—	$—
Balance at June 30, 2024	—	$—	$—	$—	$—
Issuances of common shares	6,226,600	62	155,603	—	155,665
Net investment loss	—	—	—	(679)	(679)
Net realized and unrealized gains on investment and derivatives	—	—	—	151	151
Balance at September 30, 2024	6,226,600	$62	$155,603	$(528)	$155,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(unaudited)

For the period from May 7, 2024 (Inception) to September 30, 2024
OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(528)
Adjustments to reconcile net increase / (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Purchases of investments	(347,854)
Amortization of deferred debt issuance costs	61
Amortization of offering costs	148
Net change in unrealized (gain) / loss on derivatives	(151)
Changes in operating assets and liabilities:
Accrued expenses	(148)
Interest payable	697
Net cash used in operating activities	(347,775)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	155,665
Borrowings from term loan	212,504
Deferred debt issuance costs	(5,594)
Net cash provided by financing activities	362,575
Net change in cash and cash equivalents	14,800
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$14,800
Supplemental Information:
Interest paid during the period	$—
Non-cash financing activity:
Offering costs	$1,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024
($ in thousands, except per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)
(unaudited)

1. ORGANIZATION

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, the “Fund”) is a newly organized Delaware statutory trust formed on May 7, 2024. The Fund is an externally managed, closed-end management investment company. The Fund intends to elect to be regulated (the “BDC Election”) as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”).

The Fund is party to an investment advisory and management agreement (the “Investment Advisory Agreement”) with Ares Capital Management II LLC (“Ares Capital Management II” or the Fund’s “Adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative investment manager. In addition, the Fund is party to an administration agreement with Ares Operations LLC (“Ares Operations” or the Fund’s “Administrator”), a subsidiary of Ares Management, pursuant to which the administrator will provide administrative and other services necessary for the Fund to operate.

The Fund’s investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income. The Fund will focus on equity, and to a lesser extent, debt, investments in infrastructure companies and assets (“Infrastructure Assets”), with a primary focus on Infrastructure Assets believed to potentially: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally governed by either rate regulation or long-term contracts with creditworthy counterparties, such as governments, municipalities and major industrial companies (“Core Infrastructure Assets”), with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by the Adviser. The Fund’s investments may include common or preferred stock, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, the Fund may also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, the Fund expects to invest at least 80% of its net assets, plus the amount of any borrowings for investment purposes, in Infrastructure Assets.

On August 9, 2024, Ares Management LLC, a subsidiary of Ares Management, purchased 1,000 shares of the Fund’s common shares of beneficial interest (the “Shares”) at $25.00 per share as the Fund’s sole initial shareholder. On August 28, 2024, the Fund issued 6,225,600 Shares at $25.00 per Share. The Fund commenced operations on August 28, 2024.

Prior to the BDC Election, the Fund has been operating as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. As a private fund, the Fund held closings from time to time, to investors who are (i) “accredited investors” within the meaning of Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act. At each such closing, each investor made a capital commitment to purchase Shares pursuant to a Subscription Agreement (as defined below) entered into with the Fund. Investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitment (“Capital Commitment”) on an as-needed basis each time the Fund delivers a drawdown notice.

In addition, following the BDC Election, the Fund intends to commence holding monthly closings for its continuous private offering of securities (the “Private Offering”), in connection with which the Fund will issue Shares to investors for immediate cash investment. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Fund and its consolidated subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies. The unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. The Fund’s first fiscal year will end on December 31, 2024.

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Fund will generally not consolidate its investment in a company other than a substantially wholly-owned or wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates the results of its subsidiaries that meet this criteria. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024, the Fund had no cash equivalents.

The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in depository or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Organization and Offering Expenses

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Fund and enable it legally to do business. Organization costs may be reimbursed by the Adviser, subject to potential repayment.

Offering costs include costs associated with the preparation of the Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 3, 2024 (as amended, the “Registration Statement”) and offering of Shares. Offering costs were accounted for as deferred costs until operations commenced on August 28, 2024. Offering costs may be reimbursed by the Adviser, subject to potential repayment. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis.

Refer to “Note 6. Commitments and Contingencies” for additional details.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Pursuant to Rule 2a-5 under the 1940 Act, the Fund's Board of Trustees (the “Board”) designated the Adviser as the Fund’s valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Board. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Board, based on, among other things, the input of the Fund’s independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments. However, the Valuation Designee may use these independent valuation firms to review the value of the Fund’s investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

Investments in the Fund’s portfolio that do not have a readily available market (i.e., substantially all of the Fund’s investments) are valued at fair value as determined in good faith by our Valuation Designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Valuation Designee, subject to the oversight of the Board, undertakes a multi-step valuation process each quarter, as described below:

•The Fund’s quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with the Fund’s portfolio management team and valuation team.
•Preliminary valuations are reviewed and discussed by the valuation committee of the Valuation Designee.
•The Valuation Designee will provide all relevant information related to the portfolio investments for the IVP to independently provide positive assurance on the valuation approach and inputs (monthly), provide positive assurance on all positions (quarterly), and estimate a range of fair values (at least annually) for each investment:
◦Monthly, the IVP reviews and analyzes the data provided by the Valuation Designee, including the reasonableness of the valuation approach, as well as the mathematical accuracy and the appropriateness and supportability of inputs and assumptions, and provides positive assurance on the valuation approach and input;
◦Quarterly, the IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and provides positive assurance on all positions;
◦At least annually, the IVP independently determines a range of fair values for each of the portfolio investments; and
◦the IVP provides a report for all investments reviewed to the Valuation Designee containing the IVP’s conclusions from the positive assurance procedures or the independent range of value analysis, whichever is applicable for the period.
•The valuation committee of the Valuation Designee determines the fair value of each investment in the Fund’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.
When the Valuation Designee determines the fair value of each investment as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally value such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in public equity valuations, secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the fair value for each relevant investment. See “Note 7. Fair Value of Financial Instruments” for more information on the Fund’s valuation process.

Distribution Income Recognition

Distribution income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. Distribution income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “derivatives” under the “net realized and unrealized gains on investment and derivatives” section in the Fund’s consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the related loan using the effective interest method.

Income Taxes

The Fund has elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, the Fund will be subject to U.S. federal income tax on its net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors.

Distributions

The Fund intends to make monthly distributions to its shareholders subsequent to the BDC Election. Distributions to shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on the Fund’s earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its unaudited consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07 among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal year beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Fund is currently assessing the impact of this guidance.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance.

3. AGREEMENTS

Investment Advisory and Management Agreement

The Fund is party to the Investment Advisory Agreement with the Adviser. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser provides investment advisory and management services to the Fund. For providing these services, the Adviser receives fees from the Fund consisting of a base management fee and an incentive fee. The cost of the base management fee and the incentive fee will ultimately be borne by the shareholders. No base management fee or incentive fee is payable to the Adviser until the commencement of investment activities. Both the Fund and Adviser have the right to terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice to the other party.

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser has agreed to waive its right to receive its management fee for the period prior to the BDC Election. The Adviser may, at its option, extend the waiver until the Fund's first monthly closing as a BDC. For the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, the Fund incurred $0.2 million in Management Fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive $0.2 million of Management Fees earned in accordance with the Investment Management Agreement for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024. This waiver is not subject to recoupment.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

(i)    Incentive Fee Based on Income

The portion of the incentive fee based on the Fund’s income is based on pre-incentive fee net investment income, as defined in the Investment Advisory Agreement, for the quarter. Pre-incentive fee net investment income means either the dollar value of, or percentage rate of return on the value of the Fund’s net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus the Fund’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement (defined below) and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount or original issue discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based fees it receives that are based on accrued interest income that the Fund never actually receives. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to shareholders.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. Because the structure of the incentive fee is based on income, it is possible that the Fund may pay such fees in a quarter where it incurs a loss. For example, if the Fund receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Fund will pay the applicable income based incentive fee even if the Fund has incurred a loss in that quarter due to realized and/or unrealized losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).

The Fund will pay its Adviser an incentive fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);

•100% of the dollar amount of the Fund’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.4286% (5.7144% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) is referred to as the “catch-up”. The “catch-up” is meant to provide the Fund’s Adviser with 12.5% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and

•12.5% of the dollar amount of the Fund’s pre-incentive fee net investment income, if any, that exceeds a rate of return of 1.4286% (5.7144% annualized).

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant period.

(ii)    Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fees.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee that would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the 1940 Act or the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee actually payable under the Investment Advisory Agreement plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future or that the amount accrued for will ultimately be paid.

Notwithstanding the foregoing, if the Fund is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Fund (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Fund for such investment plus (y) any amounts recorded in the Fund’s consolidated financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Fund’s consolidated financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Fund’s consolidated financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the 1940 Act, as amended, including Section 205 thereof. If the Investment Advisory Agreement shall terminate as of a date that is not a calendar year end, the termination shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant period. No incentive fees were earned for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024.

Administration Agreement

The Fund is party to an administration agreement with its administrator, Ares Operations (the “Administration Agreement”). Pursuant to the Administration Agreement, Ares Operations furnishes the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the Administration Agreement, Ares Operations also arranges for the services of, and oversees sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Ares Operations also performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing reports to its shareholders and reports and other materials required to be filed with the Securities and Exchange Commission (“the SEC”) or any other regulatory authority.

In addition, Ares Operations assists the Fund in determining and publishing its net asset value (“NAV”), assists the Fund in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to the Fund’s shareholders, and generally oversees the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others. Payments under the Administration Agreement equal to an amount based upon the Fund’s allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the Administration Agreement, including the Fund’s allocable portion of the compensation, rent and other expenses of certain of its officers and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, the Fund incurred $0.5 million in administrative fees, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”).

Expense Support and Conditional Reimbursement Agreement

The Fund is party to an Expense Support and Conditional Reimbursement Agreement with the Fund’s Adviser pursuant to which, among other things, the Fund’s Adviser may advance a portion of the Fund’s organization and initial offering expenses, which includes the Fund’s organization and initial offering expenses incurred in connection with the Private Offering through the date of the BDC Election. The Fund’s Adviser may elect to pay certain of the Fund’s other expenses on the Fund’s behalf (collectively with the organization and initial offering expenses, each, an "Expense Payment”), provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Fund’s Adviser until such time as all Expense Payments made by the Fund’s Adviser to the Fund within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any such payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution rate (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment income or loss, (ii) realized gains or losses on investments, derivatives and foreign currency transactions and (iii) other dividends and distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Fund’s Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued.

4. INVESTMENTS

As of September 30, 2024, investments consisted of the following:

	As of
	September 30, 2024
	Cost	Fair Value
Other equity	$347,854	$347,854
Total equity investment	$347,854	$347,854

Derivative contracts, at fair value	$—	$151
Total derivative contracts	$—	$151

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of September 30, 2024 was as follows:

As of
September 30, 2024
Industry
Renewable energy	100%
Total	100%

As of
September 30, 2024
Geographic Region
United States	100%
Total	100%

As of September 30, 2024, there were no investments on non-accrual status.

5. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its interest rate risk exposures. Management’s policy is to net all derivatives that it has the right to set off in the consolidated statement of assets and liabilities and will net across instrument types by counterparty.

Interest Rate Swap

The Fund entered into interest rate swap agreements to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement (as defined below). Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus an applicable spread, as disclosed below. As of September 30, 2024, the counterparties to the Fund's interest rate swap agreements were MUFG Bank, Ltd and BNP Paribas. Certain information related to the Fund’s interest rate swap instruments as of September 30, 2024 is presented below:

Description	Fund Receives	Fund Pays	Counterparty	Maturity Date	Notional Amount	Carrying Value
Interest rate swap	Daily SOFR	3.335%	MUFG Bank Ltd.	11/2041	$79,689	$61
Interest rate swap	Daily SOFR	3.338%	BNP Paribas	11/2041	79,689	90
Total					$159,378	$151
The net gains related to the interest rate swap were approximately $0.2 million for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, which are included in “net realized and unrealized gains on investment and derivatives” in the Fund’s consolidated statements of operations. The balance sheet impact of fair valuing the interest rate swap as of September 30, 2024 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts of Assets Presented in the Consolidated Statement of Assets and Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$79,689	11/2041	$61	$—	$61	$—	$61	Derivative contracts, at fair value
Interest rate swap	79,689	11/2041	90	—	$90	—	90	Derivative contracts, at fair value
Total			$151	$—	$151	$—	$151

6. COMMITMENTS AND CONTINGENCIES

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of September 30, 2024, the total amount of advanced expenses subject to recoupment by the Adviser is $3.3 million. These expenses are subject to recoupment within three years of September 30, 2024. The corresponding amount due to the Fund’s Adviser is netted against the amount due from the Fund’s Adviser on the face of the consolidated statement of assets and liabilities as the amount is not due unless and until the Fund has Available Operating Funds. As of September 30, 2024, Available Operating Funds did not exceed the cumulative distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $212.5 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“DSR LC Facility”). The remaining portion of the Denali Credit Agreement and DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 and ending in November 2041. The DSR LC Facility is to provide letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the LC. For the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, the average outstanding loan amount was $122.0 million and $76.3 million, respectively, and the average interest rate was 7.22%.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Co-Borrowers, and (b) all tangible and intangible assets of the Co-Borrowers. Other than with respect to the pledge of the equity interests of the Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Co-Borrowers, including the Fund.

On September 11, 2024, ACI Denali entered into interest rate swap agreements with MUFG and BNP Paribas to exchange the SOFR rate in the Denali Term Loan with a fixed rate for 75% of the amount of the Denali Term Loan. The fixed rate for MUFG and BNP Paribas is 3.338% and 3.335%, respectively, plus the applicable margin (see “Note 5. Derivative Instruments” for more information).

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fund follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides funds the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between funds that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the fund’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Fund has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

The Fund also follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Fund has considered its principal market as the market in which the Fund exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by the Board in connection with their designation of the Fund’s Adviser as the valuation designee that are consistent with the provisions of Rule 2a-5 under the 1940 Act and ASC 820-10 (see “Note 2. Significant Accounting Policies” for more information). Consistent with its valuation policies and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

The Fund’s portfolio investments classified as Level 3 are typically valued using an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary technique for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions).

The following table presents fair value measurements of investments and derivatives as of September 30, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Equity securities	$—	$—	$347,854	$347,854
Derivative contracts, at fair value
Interest rate swap contracts	—	151	—	151
Total	$—	$151	$347,854	$348,005

The following table summarize the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of September 30, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2024
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range	Weighted Average
Equity securities	$347,854	Discounted cash flow	Discount rate	9.32%	9.32%
Total Level 3 investments	$347,854

Changes in market yields, discount rates, each in isolation, may change the fair value of certain of the Fund’s investments. Generally, a material increase in market yields or discount rates may result in a decrease in the fair value of certain of the Fund’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Fund has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following tables present changes in investments that use Level 3 inputs as of and for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

As of and for the three months ended September 30, 2024
Balance as of July 1, 2024	$—
Purchases	347,854
Transfers in to/(out of) Level 3	—
Balance as of September 30, 2024	$347,854

As of and for the period from May 7, 2024 (inception) to September 30, 2024
Balance as of May 7, 2024	$—
Purchases	347,854
Transfers in to/(out of) Level 3	—
Balance as of September 30, 2024	$347,854

There were no investment transfers into or out of Level 3 for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024.

As of September 30, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $0.

The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2024:

	As of
	September 30, 2024
	Carrying Value		Fair Value(1)
Denali Term Loan(1)	$212,504	(2) (3)	$212,504
Total	$212,504		$212,504

(1)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Represents the aggregate principal amount outstanding.
(3)Total principal amount of Denali Term Loan outstanding totaled $212,504 as of September 30, 2024.

8. INCOME TAXES

The Fund has elected to be treated as a corporation for U.S. federal and state income tax purposes. As a result, U.S. federal and state tax will be assessed on the Fund’s net income.

Income taxes are accounted for using the liability method of accounting. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized as income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are reflected on a net basis in the financial statements.

The Fund had no net current or deferred tax expense (benefit) for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of September 30, 2024:

As of
September 30, 2024
Deferred tax assets:
Net operating loss	$10
Interest expense	133
Total gross deferred tax assets	143
Valuation allowance	(111)
Total deferred tax assets	32
Deferred tax liabilities
Investments and derivatives(1)	32
Total deferred tax liabilities	32
Net deferred tax (liabilities) assets	$—

(1)Represents the difference in book and tax basis for investments and interest rate swaps.

In assessing the realizability of deferred tax assets, the Fund considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Fund considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.

The Fund analyzes its tax filing positions in all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns for all open tax years. The Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits ("UTBs") is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Fund recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Fund reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

As of September 30, 2024, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators.

9. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.

The following tables summarize transactions in Shares during the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

	For the three months ended September 30, 2024		For the period from May 7, 2024 (Inception) to September 30, 2024
	Shares	Amount	Shares	Amount
Common Shares
Subscriptions	6,226,600	$155,665	6,226,600	$155,665
Distributions reinvested	—	—	—	—
Repurchased shares, net of early repurchase deductions	—	—	—	—
Total net increase	6,226,600	$155,665	6,226,600	$155,665

The Fund has commitments of $155.7 million and no amounts are undrawn as of September 30, 2024.

Net Asset Value Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first calendar day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share during the period from May 7, 2024 (inception) to September 30, 2024:

NAV per Share
May 31, 2024	$—
June 30, 2024	$—
July 31, 2024	$—
August 31, 2024	$25.00
September 30, 2024	$24.92

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan that provides for reinvestment of any distributions the Fund declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the shareholders who have not “opted out” of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. For the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, there were no distributions to be reinvested.

10. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for period from May 7, 2024 (inception) to September 30, 2024:

As of and for the period from May 7, 2024 (inception) to September 30, 2024
Per share data:
Net asset value at the beginning of period	$25.00
Net investment income (loss) for period(1)	(0.11)
Net realized and unrealized gain (loss)(1)	0.03
Net increase (decrease) in net assets from operations	(0.08)
Distributions from net investment income	—
Total increase (decrease) in net assets	(0.08)
Net asset value at the end of period	24.92
Total return based on net asset value(2)	(0.32)%
Shares outstanding, end of period	6,226,600
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$155,137
Ratio of operating expenses (excluding expense support) to average net assets(3)(4)	11.96%
Ratio of expense support to average net assets(3)	(6.72)%
Ratio of management fee waiver to average net assets(3)	(0.16)%
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	5.08%
Ratio of net investment income (loss) to average net assets(3)	(4.55)%
Portfolio turnover rate	0.00%

(1)Weighted average basic per Share data.
(2)For the period from May 7, 2024 (inception) to September 30, 2024, the total return based on net asset value equaled the change in net asset value during the period divided by the beginning net asset value for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)The ratios reflect an annualized amount based on expenses for the 58 days from August 9, 2024 to September 30, 2024 for all expenses other than organizational, management fee, management fee waiver, audit and tax expenses.
(4)For the period from May 7, 2024 (inception) to September 30, 2024, the ratio of operating expenses to average net assets consisted of the following:

For the period from May 7, 2024 (Inception) to September 30, 2024
Base management fee(3)	0.16%
Interest and credit facility fees(3)	5.08%
Organizational and offering expenses	2.54%
Other operating expenses(3)	4.18%
Total operating expenses	11.96%

11. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the period from May 7, 2024 (inception) to September 30, 2024, except as discussed below.

On October 9, 2024, the Fund held a board meeting (the “Organizational Board Meeting”) where additional Board members, including independent Board members, were appointed and such members approved the BDC Election at a date to be determined in the future. Upon the BDC Election, in accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing because, at the Organizational Board Meeting, the Board approved the Fund to borrow up to an asset coverage ratio of 150%. On December 2, 2024, the Fund made the BDC Election and the Fund became a BDC.

On December 23, 2024, the Fund declared a distribution for the period from August 28, 2024 (commencement of operations) to December 31, 2024 in the amount of $0.9221 per Share. On January 16, 2025, the Fund announced the declaration of regular monthly distributions for January, February and March in the amount of $0.2250 per Share.

As of January 16, 2025, the Fund had capital commitments totaling approximately $395.0 million (approximately $239.0 million remaining undrawn, of which approximately $50.0 million are from affiliates of the Adviser).

On January 14, 2025, the Fund amended and restated the Declaration of Trust in its entirety (the “A&R Declaration of Trust”). In accordance with the A&R Declaration of Trust, among other things, the Declaration of Trust was amended to clarify that any action of the Board or any committee thereof may be taken by unanimous written consent and any action that requires the separate vote of independent trustees may be taken by the unanimous written consent of such independent trustees. In addition, the provision relating to agreements with shareholders previously contained in Article XI of the Declaration of Trust was deleted in its entirety. Finally, certain provisions of the Declaration of Trust were clarified to reference relevant limitations applicable pursuant to federal securities laws.

On January 14, 2025, the Fund amended and restated its bylaws (the "A&R Bylaws") to make changes that conform with the A&R Declaration of Trust. The A&R Bylaws became effective concurrently with the A&R Declaration of Trust.

On January 13, 2025, the Fund and the Adviser entered into an amended and restated Expense Support and Conditional Reimbursement Agreement (the “A&R Expense Support and Conditional Reimbursement Agreement”). The A&R Expense Support and Conditional Reimbursement Agreement amends and restates in its entirety the Expense Support and Conditional Reimbursement Agreement, dated August 12, 2024, by and between the Fund and Adviser. Pursuant to the A&R Expense Support and Conditional Reimbursement Agreement, the Fund clarified the definition of “Available Operating Funds,” from which the Fund is expected to reimburse the Adviser for expense payment made on behalf of the Fund, to better align with the line items reported in the Fund's financial statements. The Board determined that the A&R Expense Support and Conditional Reimbursement Agreement was in the best interest of the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report. In addition, some of the statements in this Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Core Infrastructure Fund (the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this Report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;
•the return or impact of current and future investments;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;
•our ability to recover unrealized losses;
•our ability to deploy any capital raised in our continuous private offering of securities (the “Private Offering”);
•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•our contractual arrangements and relationships with third parties;
•the effect of global and national economic and market conditions generally upon our operating results, including but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•our ability to successfully complete any acquisitions;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the ability of our Adviser (as defined below) to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Registration Statement and in this Report.

We have based the forward-looking statements included in this Report on information available to us on the filing date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Ares Core Infrastructure Fund, a Delaware statutory trust formed on May 7, 2024, is an externally managed, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”) on December 2, 2024 (the “BDC Election”). Prior to the BDC Election, we conducted our investment activities and operations pursuant to the exclusions from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We commenced operations on August 28, 2024 in connection with the initial closing of our Private Offering, pursuant to which we issued and sold 6,226,000 Shares for an aggregate purchase price of approximately $155.7 million.

The Fund has elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, the Fund is subject to U.S. federal income tax on its net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors.

In addition, following the BDC Election, the Fund intends to commence holding monthly closings for its Private Offering, in connection with which the Fund will issue Shares to investors for immediate cash investment in reliance on exemptions from the registration requirements of the 1933 Act. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

Subject to the overall supervision of the Board of Trustees (the “Board”), we are externally managed by Ares Capital Management II LLC (our “Adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement (the “Investment Advisory Agreement”). Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. Our administrator, Ares Operations LLC (“Ares Operations” or the Fund’s “Administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income and, secondarily, of capital appreciation. The Fund invests in infrastructure companies and assets (“Infrastructure Assets”).. The Fund defines Infrastructure Assets as investments in equity and debt interests in infrastructure-related assets or businesses, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors. Within Infrastructure Assets, the Fund’s portfolio management team focuses primarily on investing in Core Infrastructure Assets, which are Infrastructure Assets that the Fund believes could: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally predictable as a result of being governed by either rate regulation by governmental agencies or by long-term contractual arrangements with creditworthy counterparties, such as governments, municipalities and major companies, which can shield these assets from near-term economic and market trends (“Core Infrastructure Assets”).

We focus on equity, and to a lesser extent, debt, investments with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by the Adviser. Our investments may include common or preferred stock, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, we may also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, we intend to invest at least 80% of our net assets, plus the amount of any borrowings for investment purposes, in assets and companies that derive at least 50% of their revenue from Infrastructure Assets and/or devote at least 50% of their assets to Infrastructure Assets (the “Investment Policy”). Shareholders will be provided with 60 days’ notice in the manner prescribed by the SEC in the event of any change to the Investment Policy.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Our initial shareholders and the Board have approved a proposal that, upon the BDC Election, allows us to reduce our asset coverage ratio to 150%. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under any future credit facilities and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the 1940 Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act. In addition, our Adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that we intend to rely on, which will permit us and other BDCs and registered closed-end management investment companies managed by Ares Management and its affiliates to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

Trends Affecting Our Business

Private infrastructure mergers and acquisitions transaction volume remained strong, with total closed transaction volume during the first half of 2024 of $148 billion(1). Core infrastructure investment continues to be supported by the convergence of two megatrends – digital infrastructure and artificial intelligence adoption paired with surging power demand expectations.

(1)Source: Infrastructure Quarterly: Q3 2024 by Tania Tsoneva published on October 3, 2024

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	For the three months ended September 30, 2024	For the period from May 7, 2024 (Inception) to September 30, 2024
Amount of investments funded:
Other Equity	$347,854	$347,854
Total	$347,854	$347,854

Our investments consisted of the following ($ in thousands):

	As of September 30, 2024
	Cost	Fair Value
Denali Equity Holdings, LLC (1)	$347,854	$347,854
Total	$347,854	$347,854

(1)Portfolio company that owns a 2.6 gigawatt portfolio comprised of 15 projects in operation across ERCOT, MISO, PJM and SPP, of which 53% is solar, 25% wind and 22% co-located battery storage capacity.

Components of our Results of Operations

Revenues

We generate revenue in the form of distribution income by investing primarily in Core Infrastructure Assets. As of September 30, 2024, the Fund had not received any distributions and all income is from bank interest on cash held in depository accounts.

Expenses

The services of all investment professionals of our Adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. Under the Investment Advisory Agreement, we bear all other costs and expenses of our operations and transactions. See “Note 3. Agreements” to our unaudited consolidated financial statements for more information on fees and expenses.

From time to time, our Adviser, our Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse our Adviser, our Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, our Adviser or our Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with our Adviser, pursuant to which our Adviser may elect to pay certain of the Fund’s expenses on the Fund’s behalf. The Adviser has agreed to advance a portion of the Fund’s organization, initial offering and operational expense, which includes the Fund’s organization and initial offering expenses incurred in connection with the Private Offering through the date of the BDC Election. See “Note 3. Agreements” to our unaudited consolidated financial statements for more information on the Expense Support and Conditional Reimbursement Agreement.

Results of Operations

From May 7, 2024 (inception) through August 28, 2024, the Fund had not commenced operations and was focused on the formation and Private Offering activities. The Fund’s results of operations for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) through August 9, 2024 are not comparable and, accordingly, no comparative amount for the period from May 7, 2024 (inception) through August 9, 2024 are discussed.

We commenced operations on August 28, 2024 after we received initial capital from the Private Offering (as defined below).

Operating results for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024 were as follows ($ in thousands):

	For the three months ended September 30, 2024	For the period from May 7, 2024 (Inception) to September 30, 2024
Total income	$79	$79
Net expenses	758	758
Net investment loss before income taxes	(679)	(679)
Income tax expense	—	—
Net investment loss	(679)	(679)
Net unrealized gains on investments and other transactions	151	151
Net decrease in stockholders’ equity resulting from operations	$(528)	$(528)

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
Total investment income was primarily due to bank interest on cash held in depositary accounts.

During the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, we incurred expenses of $2.2 million and $4.2 million, respectively, of which $1.2 million and $3.3 million, respectively, have been advanced by the Adviser in accordance with the Expense Support and Conditional Reimbursement Agreement and includes all organization expenses and initial offering expenses, including the Private Offering expenses. See “Note 3. Agreements” and “Note 6. Commitments and Contingencies” to our unaudited consolidated financial statements for more information on our Expense Support and Conditional Reimbursement Agreement.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from our uncalled capital commitments and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $14.8 million of immediate liquidity as of September 30, 2024, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our Shares, from which we generated proceeds of approximately $155.7 million for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Our initial shareholders and the Board have approved the election, upon the BDC Election, that allows us to reduce our asset coverage ratio to 150%. As of September 30, 2024, the Asset Coverage Ratio was 174%.

We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. We intend to conduct any such repurchases of our Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all holders of our Shares and filed with the SEC on Schedule TO. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of our Shares or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Equity Capital Activities

On August 9, 2024, Ares Management LLC, a subsidiary of Ares Management, purchased 1,000 Shares at $25.00 per Share as the Fund’s sole initial shareholder. On August 28, 2024, the Fund issued 6,225,600 Shares at $25.00 per Share. As of January 16, 2025, the Fund had capital commitments totaling approximately $395.0 million (approximately $239.0 million remaining undrawn, of which approximately $50.0 million are from affiliates of the Adviser). The Fund expects to call the remainder of its outstanding capital commitments before it begins to hold monthly closings.

Private Offering

After the BDC Election, the Fund intends to hold monthly closings for its Private Offering, in connection with which the Fund will issue Shares to investors for immediate cash investment. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the 1933 Act. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

Net Asset Value Per Share and Offering Price

We determine net asset value (“NAV”) for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per Share for the period from the month we commenced investment activities through September 30, 2024:

For the months ended	NAV per share
August 31, 2024	$25.00
September 30, 2024	$24.92

Distributions

The Board expects to declare regular distributions for the Shares. As of September 30, 2024, the Fund had not yet declared any distributions.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest cash distributions declared by the Fund on behalf of the Fund’s shareholders in additional whole and fractional Shares unless such shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the Fund’s shareholders who have not opted out of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account. The purchase price for Shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such Shares at the time the distribution is payable.

Share Repurchase Program

We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. We intend to conduct any such repurchases of our Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all holders of our Shares and filed with the SEC on Schedule TO. The amounts involved may be material.

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $212.5 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“DSR LC Facility”). The remaining portion of the Denali Credit Agreement and DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 and ending in November 2041. The DSR LC Facility is to provide letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the LC.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Co-Borrowers, and (b) all tangible and intangible assets of the Co-Borrowers. Other than with respect to the pledge of the equity interests of the Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Co-Borrowers, including the Fund.

On September 11, 2024, ACI Denali entered into interest rate swap agreements with MUFG and BNP Paribas to exchange the SOFR rate in the Denali Term Loan with a fixed rate for 75% of the amount of the Denali Term Loan. The fixed rate for MUFG and BNP Paribas is 3.338% and 3.335%, respectively, plus the applicable margin (see “Note 5. Derivative Instruments” for more information).

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this Report. See “Note 2. Significant Accounting Policies” to our unaudited consolidated financial statements for more information on our critical accounting policies.

Investments

We value our investments in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder, which sets forth requirements for determining fair value in good faith. Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as its “Valuation Designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight by our Board. Investments for which market quotations are readily available will typically be valued at such market quotations. In order to validate market quotations, the Valuation Designee, will review a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity investments that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Adviser, subject to the Board’s oversight, based on, among other things, the input of the Fund’s independent third-party valuation firm that has been engaged to support the valuation of such portfolio investments by providing positive assurance monthly and an independent valuation at least once annually (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Pursuant to Rule 2a-5 under the 1940 Act, the Fund’s Board of Trustees (the “Board”) designated the Adviser as the Fund’s Valuation Designee to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Board. All investments are recorded at their fair value.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our Board, based on, among other things, the input of our independent third‑party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments. However, the Valuation Designee may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

Investments in our portfolio that do not have a readily available market (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our Valuation Designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Valuation Designee, subject to the oversight of the Board, undertakes a multi-step valuation process each quarter, as described below:

•Our quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team and valuation team.
•Preliminary valuations are reviewed and discussed by the valuation committee of the Valuation Designee.
•The Valuation Designee will provide all relevant information related to the portfolio investments for the IVP to independently provide positive assurance on the valuation approach and inputs (monthly), provide positive assurance on all positions (quarterly), and estimate a range of fair values (at least annually) for each investment:

◦Monthly, the IVP reviews and analyzes the data provided by the Valuation Designee, including the reasonableness of the valuation approach, as well as the mathematical accuracy and the appropriateness and supportability of inputs and assumptions, and provides positive assurance on the valuation approach and input;

◦Quarterly, the IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and provides positive assurance on all positions;

◦At least annually, the IVP independently determines a range of fair values for each of the portfolio investments; and

◦the IVP provides a report for all investments reviewed to the Valuation Designee containing the IVP’s conclusions from the positive assurance procedures or the independent range of value analysis, whichever is applicable for the period.

•The valuation committee of the Valuation Designee determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

When the Valuation Designee determines the fair value of each investment as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally value such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in public equity valuations, secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the fair value for each relevant investment.

Fair Value of Financial Instruments

We follow ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides funds the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between funds that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of our choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

Investments held us are valued in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder and the provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by the Board in connection with their designation of the Fund’s Adviser as the valuation designee that are consistent with the provisions of Rule 2a-5 under the 1940 Act and ASC 820-10. Consistent with its valuation policies and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in our portfolio, the fair value of a portion of our investments may be determined using unobservable inputs.

The assets and liabilities classified as Level 1 or Level 2 will typically be valued based on quoted market prices, forward foreign exchange rates, dealer quotations or alternative pricing sources supported by observable inputs. The Adviser will obtain prices from independent pricing services which generally utilize broker quotes and may use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Adviser will be responsible for all inputs and assumptions related to the pricing of securities. The Adviser will have internal controls in place that support its reliance on information received from third-party pricing sources. As part of its internal controls, the Adviser will obtain, review, and test information to corroborate prices received from third-party pricing sources. For any security, if market or dealer quotations are not readily available, or if the Adviser determines that a quotation of a security does not represent a fair value, then the security will be valued at a fair value as determined in good faith by the Adviser and will be classified as Level 3. In such instances, the Adviser will use valuation techniques consistent with the market or income approach to measure fair value and will give consideration to all factors which might reasonably affect the fair value.

Our portfolio investments classified as Level 3 are typically valued using an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary technique for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions).

See “Note 7. Fair Value of Financial Instruments” to our unaudited consolidated financial statements for more information on our valuation process.

Recent Developments

On October 9, 2024, the Fund held a board meeting (the “Organizational Board Meeting”) where additional Board members, including independent Board members, were appointed and such members approved the BDC Election at a date to be determined in the future. Upon the BDC Election, in accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing because, at the Organizational Board Meeting, the Board approved the Fund to borrow up to an asset coverage ratio of 150%. As of September 30, 2024, the Fund’s asset coverage ratio was 174%. On December 2, 2024, the Fund’s BDC Election became effective.

On December 23, 2024, the Fund declared a distribution for the period from August 28, 2024 (commencement of operations) to December 31, 2024 in the amount of $0.9221 per Share. On January 14, 2025, the Fund announced the declaration of regular monthly distributions for January, February and March in the amount of $0.2250 per Share.

As of January 16, 2025, the Fund had capital commitments totaling approximately $395.0 million (approximately $239.0 million remaining undrawn, of which approximately $50.0 million are from affiliates of the Adviser).

On January 14, 2025, the Fund amended and restated the Declaration of Trust in its entirety (the “A&R Declaration of Trust”). In accordance with the A&R Declaration of Trust, among other things, the Declaration of Trust was amended to clarify that any action of the Board or any committee thereof may be taken by unanimous written consent and any action that requires the separate vote of independent trustees may be taken by the unanimous written consent of such independent trustees. In addition, the provision relating to agreements with shareholders previously contained in Article XI of the Declaration of Trust was deleted in its entirety. Finally, certain provisions of the Declaration of Trust were clarified to reference relevant limitations applicable pursuant to federal securities laws.

On January 14, 2025, the Fund amended and restated its bylaws (the “A&R Bylaws”) to make changes that conform with the A&R Declaration of Trust. The A&R Bylaws became effective concurrently with the A&R Declaration of Trust.

On January 13, 2025, the Fund and the Adviser entered into an amended and restated Expense Support and Conditional Reimbursement Agreement (the “A&R Expense Support and Conditional Reimbursement Agreement”). The A&R Expense Support and Conditional Reimbursement Agreement amends and restates in its entirety the Expense Support and Conditional Reimbursement Agreement, dated August 12, 2024, by and between the Fund and Adviser. Pursuant to the A&R Expense Support and Conditional Reimbursement Agreement, the Fund clarified the definition of “Available Operating Funds,” from which the Fund is expected to reimburse the Adviser for expense payment made on behalf of the Fund, to better align with the line items reported in the Fund's financial statements. The Board determined that the A&R Expense Support and Conditional Reimbursement Agreement was in the best interest of the Fund.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors-General Risk Factors-Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations” and “Risk Factors-Risks Relating to Our Investments-Economic recessions or downturns could impair our portfolio companies and harm our operating results” in our Registration Statement.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of our Board, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation by providing positive assurance monthly and an independent valuation at least annually (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” as well as “Note 2. Significant Accounting Policies” and “Note 9. Net Assets” to our unaudited consolidated financial statements for more information relating to our investment valuation.

Interest Rate Risk

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, trustees and our Adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and as a result, incur significant costs and expenses in connection with such legal proceedings.

We and our Adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Adviser or regulatory proceedings or investigations against us or our Adviser, respectively. We incur significant costs and expenses in connection with any such information requests, proceedings and investigations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors described under the caption “Risk Factors” in our Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, we completed the initial closing of our Private Offering, pursuant to which we issued and sold 6,226,600 Shares for an aggregate purchase price of approximately $155.7 million. These Shares were issued and sold to investors who are (i) “accredited investors” within the meaning of Regulation D under the of the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Amended and Restated Declaration of Trust

On January 14, 2025, the Fund amended and restated the Declaration of Trust in its entirety. In accordance with the A&R Declaration of Trust, among other things, the Declaration of Trust was amended to clarify that any action of the Board or any committee thereof may be taken by unanimous written consent and any action that requires the separate vote of independent trustees may be taken by the unanimous written consent of such independent trustees. In addition, the provision relating to agreements with shareholders previously contained in Article XI of the Declaration of Trust was deleted in its entirety. Finally, certain provisions of the Declaration of Trust were clarified to reference relevant limitations applicable pursuant to federal securities laws.

The foregoing description of the A&R Declaration of Trust is qualified in its entirety by reference to the A&R Declaration of Trust, which is filed as Exhibit 3.1 hereto and is incorporated by reference herein.

Amended and Restated Bylaws

On January 14, 2025, the Fund amended and restated its bylaws to make changes that conform with the A&R Declaration of Trust. The A&R Bylaws became effective concurrently with the A&R Declaration of Trust.

The foregoing description of the A&R Bylaws is qualified in its entirety by reference to the A&R Bylaws, which is filed as Exhibit 3.2 hereto and is incorporated by reference herein.

Amended and Restated Expense Support and Conditional Reimbursement Agreement

On January 13, 2025, the Fund and the Adviser entered into the A&R Expense Support and Conditional Reimbursement Agreement. The A&R Expense Support and Conditional Reimbursement Agreement amends and restates in its entirety the Expense Support and Conditional Reimbursement Agreement, dated August 12, 2024, by and between the Fund and Adviser. Pursuant to the A&R Expense Support and Conditional Reimbursement Agreement, the Fund clarified the definition of “Available Operating Funds,” from which the Fund is expected to reimburse the Adviser for expense payment made on behalf of the Fund, to better align with the line items reported in the Fund's financial statements. The Board determined that the A&R Expense Support and Conditional Reimbursement Agreement was in the best interest of the Fund.

The foregoing description of the A&R Expense Support and Conditional Reimbursement Agreement is qualified in its entirety by reference to the A&R Expense Support and Reimbursement Agreement, which is filed as Exhibit 10.8 hereto and is incorporated by reference herein.

January, February, and March 2025 Distributions

The following table presents the regular monthly gross distributions per share that were declared:

Record Date	Payment Date(1)	Gross Distribution Per Share
January 31, 2025	February 21, 2025	$0.2250
February 28, 2025	March 25, 2025	$0.2250
March 31, 2025	April 23, 2025	$0.2250

(1) The distributions on the Fund's Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund's Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Declaration of Trust
3.2	Amended and Restated Bylaws
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Fund’s Form 10, filed with the SEC on October 3, 2024)
10.1	Investment Advisory and Management Agreement dated August 12, 2024, among Ares Core Infrastructure Fund and Ares Capital Management II, LLC (incorporated by reference to Exhibit 10.1 of the Fund’s Form 10, filed with the SEC on October 3, 2024)
10.2	Administration Agreement, dated August 12, 2024, among Ares Core Infrastructure Fund and Ares Operations LLC (incorporated by reference to Exhibit 10.2 of the Fund’s Form 10, filed with the SEC on October 3, 2024)
10.3	Distribution Reinvestment Plan dated August 12, 2024 (incorporated by reference to Exhibit 10.3 of the Fund’s Form 10, filed with the SEC on November 18, 2024)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Fund’s Form 10, filed with the SEC on November 18, 2024)
10.5	Custody Agreement (incorporated by reference to Exhibit 10.5 of the Fund’s Form 10, filed with the SEC on October 3, 2024)
10.6	Document Custody Agreement (incorporated by reference to Exhibit 10.6 of the Fund’s Form 10, filed with the SEC on October 3, 2024)
10.7	Trademark License Agreement dated August 12, 2024, among Ares Core Infrastructure Fund and Ares Management LLC (incorporated by reference to Exhibit 10.7 of the Fund’s Form 10, filed with the SEC on October 3, 2024)
10.8	Amended and Restated Expense Support and Conditional Reimbursement Agreement dated January 13, 2025, among Ares Core Infrastructure Fund and Ares Capital Management II LLC
10.9	Credit Agreement, dated as of September 11, 2024, among Ares Denali Member, LLC, and ACI Denali Member, LLC, as co-borrowers, and MUFG Bank, LTD and BNP Paribas, as co-lenders
31.1	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CORE INFRASTRUCTURE FUND

Dated: January 16, 2025	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: January 16, 2025	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: January 16, 2025	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer