Form 10-K
period 2024-12-31
Ares Core Infrastructure Fund
filed 2025-03-13
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-56665

ARES CORE INFRASTRUCTURE FUND
(Exact name of Registrant as specified in its charter)

Delaware	99-6541890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.: Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 10, 2025, there was no established public market for the registrant’s Common Shares of Beneficial Interest (the “Shares”).
The number of Shares outstanding on March 10, 2025 was 21,375,005.181. Shares outstanding exclude March 3, 2025 subscriptions since the issuance price is not yet finalized at this time.

ARES CORE INFRASTRUCTURE FUND

PART I

Item 1. Business

Overview

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, where applicable, the “Fund”, which may also be referred to as “we,” “us,” or “our”), a Delaware statutory trust formed on May 7, 2024, is a closed-end management investment company. We elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”) on December 2, 2024 (the “BDC Election”).

We are externally managed by Ares Capital Management II LLC (“Ares Capital Management II” or our “Adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to an investment advisory and management agreement (the “Investment Advisory Agreement”). Ares Operations LLC (“Ares Operations” or our “Administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income and, secondarily, of capital appreciation. We seek to invest in infrastructure companies and assets (“Infrastructure Assets”), which we define as investments in equity and debt interests in infrastructure-related assets or businesses, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors. Within Infrastructure Assets, we focus primarily on investing in Core Infrastructure Assets, which are Infrastructure Assets that we believe could: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally predictable as a result of being governed by either rate regulation by governmental agencies or by long-term contractual arrangements with creditworthy counterparties, such as governments, municipalities and major companies, which can shield these assets from near-term economic and market trends (“Core Infrastructure Assets”).

Most of our investments are in equity, and to a lesser extent, debt, investments with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by our Adviser. Our investments may include common or preferred stock, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, we may also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, we intend to invest at least 80% of our net assets, plus the amount of any borrowings for investment purposes, in assets and companies that derive at least 50% of their revenue from Infrastructure Assets and/or devote at least 50% of their assets to Infrastructure Assets (the “Investment Policy”). In addition, as a BDC, we may not acquire any asset other than Qualifying Assets (as defined below) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Our initial shareholders and our board of trustees (the “Board”) have approved a proposal that allows us to reduce our asset coverage ratio to 150%, which became effective on December 2, 2024. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under any future credit facilities and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

To achieve our investment objective, our Adviser will leverage the experience, talent and extensive network of relationships of its personnel, including Ares’ infrastructure opportunities team, which utilizes local sourcing capabilities and sector experience to seek to originate and manage diverse investments in private infrastructure assets. There are no assurances that we will achieve our investment objective.

We have elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, we are subject to U.S. federal income tax on our net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors. Our administrative and executive offices are located at 245 Park Avenue, 44th Floor, New York, NY 10167.

Prior to the BDC Election, we conducted our investment activities and operations pursuant to an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. As a private fund, we held closings from time to time, to investors who are (i) “accredited investors” within the meaning of Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), and (ii) “qualified purchasers” as defined under the 1940 Act. At each such closing, each investor made a capital commitment to purchase Shares pursuant to a Subscription Agreement (as defined below) entered into with us. Investors were required to fund drawdowns to purchase Shares up to the amount of their respective capital commitment (“Capital Commitment”) on an as-needed basis each time we delivered a drawdown notice.

Following the BDC Election, we commenced holding monthly closings for our continuous private offering of securities (the “Private Offering”), in connection with which we issue Shares to investors for immediate cash investment. Each of our closings in connection with the Private Offering are conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Shares on a monthly basis, we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons.

Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2024, Ares had over 3,200 employees in over 35 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, private equity, real assets and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Real Assets Group

Our Adviser benefits from the broad skillset and knowledge of Ares’ infrastructure opportunities team, as further described below in “Ares’ Infrastructure Opportunities Team.” In addition, our Adviser leverages Ares’ investment platform, including the Ares Real Assets Group. The Ares Real Assets Group manages comprehensive public and private real estate and infrastructure equity and debt strategies, with approximately $75.3 billion of AUM as of December 31, 2024. The group provides investors with access to its capabilities through several vehicles, including real estate investment trusts (“REITs”), private commingled real assets equity and debt funds, and real assets equity and debt separately managed accounts.

Infrastructure Strategies: With over 60 infrastructure investment professionals across five offices in the U.S., Europe, Asia, and Australia, Ares believes it is one of the largest and most experienced infrastructure investors globally which results in scale-advantages. Ares’ infrastructure strategies are driven by two internal investment teams, which are comprised of investment professionals from Ares’ infrastructure opportunities team and investment professionals from Ares’ infrastructure debt team. Ares’ infrastructure investment teams have specialized experience across the capital structure with diversified experience spanning the climate, digital, energy, transport, and utilities industries. Collectively, the infrastructure debt and infrastructure opportunities teams manage approximately $17.0 billion of AUM across North America, Europe, and Asia as of December 31, 2024. Ares believes that the teams benefit from enhanced sourcing networks and each other’s structuring and execution capabilities.

Real Estate Strategies: Our Adviser leverages the Ares Real Estate team, which manages public and private equity and debt strategies, with approximately $58.3 billion of AUM as of December 31, 2024. In each strategy the Ares Real Estate team differentiates itself through its cycle-tested leadership, demonstrated performance(1) across market cycles, access to real-time property market and corporate trends, in-house industrial real estate operating platform, and proven ability to create value through a disciplined investment process. The real estate equity team focuses on core/core-plus, value-add and opportunistic investing across major and adjacent property types, with specialized experience within the industrial sector through its in-house, vertically integrated industrial operating platform. The real estate debt team focuses on directly originated commercial mortgage investments across the risk spectrum. Ares Real Estate provides investors with access to its capabilities through several vehicles: U.S. and European real estate private equity commingled funds, U.S. real estate debt commingled funds, a publicly traded commercial mortgage REIT, Ares Commercial Real Estate Corporation, non-traded REITs, and separately managed accounts.

In addition to the primary business platforms, Ares has an experienced team of support professionals in investor relations, marketing, accounting, finance, legal, compliance, operations, technology, human resources and administration.

Ares Core Competencies

Ares was built upon the fundamental principle that each group benefits from being part of the broader platform. Ares believes the synergies resulting from collaboration across the platforms provide its professionals with more informed decision-making capabilities as a result of shared industry experience, management relationships, and market insights, access to significant deal flow and a broader opportunity set, and the ability to assess relative value. Since Ares’ inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering attractive risk-adjusted investment returns through market cycles. Ares strives to maintain a consistent and credit-quality focused approach targeting well-structured investments in franchise businesses and real assets.

Ares has an established track record of delivering strong risk-adjusted returns through market cycles(1). Ares believes its consistent performance in a broad range of alternative investments has been shaped by several distinguishing features of its platform:

Robust Sourcing Model. Ares’ investment professionals’ local market presence and ability to effectively cross-source for other investment strategies generate a robust pipeline of high-quality investment opportunities across the platform. Ares’ relationship network includes global private equity sponsor relationships for which Ares is a key direct lending relationship, as well as privately held companies, investment advisers, boutique investment banks, law firms, consultants, and other parties. There can be no assurance that historical trends will continue during our term or that we will have similar access to deal flow.

Comprehensive Multi-Asset Class Experience and Flexible Capital. Ares believes its proficiency at evaluating every level of the capital structure, from senior debt to common equity, across companies, structured assets, infrastructure assets, power and energy assets, and real estate projects enables it to effectively assess relative value. This proficiency is complemented by Ares’ flexibility in deploying capital in a range of structures and different market environments in an effort to maximize risk adjusted returns.

Differentiated Market Intelligence. Ares’ propriety research in over 55 industries and insights from a broad, global investment portfolio enables Ares to more effectively diligence and structure its products and investments.

Consistent Investment Approach. Ares believes its rigorous, credit-oriented investment approach across each of its investment strategies is a key contributor to its strong investment performance and ability to expand its product offerings.

Talented and Committed Professionals. Ares attracts, develops and retains highly accomplished investment professionals who demonstrate deep and broad investment expertise and maintain a strong sense of commitment to Ares.

Collaborative Cross-Disciplinary Approach. Ares promotes collaboration among its investment professionals to share ideas and information across the strategies, which further enables Ares to effectively source, evaluate and manage investments. Ares believes this exchange of information enhances its ability to analyze investments, deploy capital and improve the performance of its funds. This collaboration takes place informally on a daily basis and is formally promoted through internal systems and widely attended weekly and/or monthly meetings. Ares believes its level of collaboration across its global platform and investment strategies is a differentiator for its business and has a meaningful positive impact on investment decisions.

(1)Past performance is not indicative of future results.

Collaborative Culture. Ares believes its people and its culture are the most critical strategic drivers of its success. Ares’ dynamic and entrepreneurial culture is essential to attracting and retaining employees, and Ares is committed to fostering, cultivating, and preserving diversity, equity and inclusion to combine a wide range of experiences and perspectives. The unique life experiences, backgrounds, and self-expression that Ares team members bring to their work elevates Ares’ culture and its achievements.

Ares’ Infrastructure Opportunities Team

In 2015, Ares established a dedicated infrastructure team through the strategic acquisition of Energy Investors Funds (“EIF”), a leading asset manager in the infrastructure and power industry with approximately $4 billion of assets under management at the time. EIF was founded in 1987 as one of the first private equity fund managers focused on the U.S. independent power industry. EIF complemented Ares’ existing infrastructure and power portfolio, which was comprised of approximately $3 billion across its liquid credit, direct lending, and private equity groups at the time of the acquisition, the majority of which was through Ares’ power generation credit team that was started in 2011. As a part of Ares’ initial acquisition strategy, and to leverage the broader benefits of the Ares platform, Ares restructured and combined the infrastructure equity and power generation credit teams to create the combined infrastructure opportunities team that is able to invest with a flexible approach, expand existing relationships, and leverage the collective multi-sector knowledge of Ares’ investment teams.

Ares’ infrastructure opportunities team, which is part of our Adviser’s personnel, is comprised of over 30 investment professionals based in New York and Boston, including five partners who have on average over 25 years of relevant experience. The investment professionals bring a differentiated blend of experience, having previously worked at developers, equipment suppliers, renewable companies, utilities, and commercial and investment banks. Ares’ broad industry skillsets and core capabilities in contract structuring, risk mitigation, financing and governance have established it as a valued partner to developers and management teams. As such, we believe our Adviser’s access to Ares’ proprietary research and its distinctive approach to sourcing and executing deals, along with its infrastructure investing experience, provide us a competitive advantage.

Ares’ infrastructure opportunities team is led by its two Co-Heads: Keith Derman, a Partner based in New York, and Andrew Pike, a Partner based in Boston. Mr. Derman leads the team’s investment activities. He has worked for Ares and EIF (prior to its acquisition by Ares) for a total of 20 years and has approximately 31 years of relevant experience. Mr. Pike leads the team’s asset management activities. He has worked for Ares and EIF (prior to its acquisition by Ares) for a total of 16 years and has approximately 32 years of relevant experience.

Our Adviser

Our investment activities are managed by Ares Capital Management II, an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Our Administrator

Ares Operations LLC, serves as our Administrator pursuant to an administration agreement (the “Administration Agreement”) between us and our Administrator, effective as of August 12, 2024. Our Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing reports to the holders of our Shares (the “Shareholders”) and reports and other materials required to be filed with the SEC or any other regulatory authority.

Market Opportunity

We believe the market environment is favorable to pursue an investment strategy through the Fund, which primarily focuses on Core Infrastructure Assets, due to long-term, durable market trends that we believe will continue to drive the robust growth of the core infrastructure space (the “Core Infrastructure Sector”). According to McKinsey & Company, an estimated $9.2 trillion of annual global infrastructure investment per year will be needed through 2050 to meet the world’s needs.(2) A large portion of these needs will be for structural changes to the economy that include grid modernization, future communications, water sustainability and decarbonization. Core infrastructure investment continues to be supported by the convergence of two megatrends - digital infrastructure and artificial intelligence adoption paired with surging power demand expectations. We believe that these structural changes should continue to support the historically attractive opportunity of private infrastructure.

Target Sectors with Significant Capital Needs(3)

We target investments in equity and debt interests in infrastructure-related assets or businesses, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors.

Infrastructure project development and construction is highly capital intensive. The inherent capital intensity of the industry poses an obstacle to developers who constantly need additional capital to continue funding new projects. In order to address this ongoing funding need, developers will often pursue a strategy of capital recycling whereby they sell all or a portion of de-risked operational projects. The assets created by these developers are generally long-lived with a steady cash flow profile, which aligns with the objectives of our investment strategy.

We believe the rapid and accelerating growth of the Core Infrastructure Sector will magnify the need for capital recycling, and that the Fund is well positioned to capitalize on this substantial demand for capital.

Resilient Asset Class Performance

We believe that Core Infrastructure Assets will be resilient throughout economic cycles as these investments provide basic services that are generally insulated from an economic downturn due to their essential nature. In contrast to other types of investments, the operating performance of Core Infrastructure Assets is less driven by market cycles as compared to asset-specific considerations (e.g., wind and solar availability). We focus on investing in operating, de-risked assets that have long-term contracts with creditworthy counterparties such as utilities and corporations, to provide long-term cash flow visibility. In addition, we may invest in assets that are under construction that are protected from any construction-related risks, and will seek to create a diversified portfolio across multiple resource regimes, sectors, and end markets to enhance resilient performance.

Inflation Protection

Investments in Core Infrastructure Assets can provide resilient performance and compelling risk-adjusted returns in the face of macroeconomic challenges. We believe investments in Core Infrastructure Assets can benefit from implicit inflation protection as some operating projects have revenues with contractual escalation based on inflation or favorable exposure to commodity prices that are inflation-linked (e.g., power projects have exposure to power prices that are often linked to energy driven inflation).

(2)McKinsey & Company, “Reducing Embodied Carbon in New Construction” (October 2022).
(3)Data and statistics provided herein were gathered by Ares and do not necessarily represent the experience or investments of any Ares clients, including those with investment objectives and policies similar to those of the Fund. It should not be assumed that any investments made by the Fund in the future will be comparable in quality or performance to those described herein, any investment will experience market conditions/ economic cycles comparable to those that were prevalent in the time periods referenced in any data or statistics provided herein, or that any investment will otherwise be profitable. In addition, the risk factors contained in Item 1A. Risk Factors—Risks Relating to Our Investments identify the potential risks that could negatively impact the Fund’s portfolio investments.

Potential Competitive Strengths(4)

We believe that there is an opportunity for our Adviser to generate attractive returns for us by leveraging Ares’ competitive strengths, which include: (i) Ares and the Ares Real Assets Group’s experience and proprietary origination of infrastructure assets; (ii) a broad Core Infrastructure Sector mandate, allowing our Adviser to identify and act upon changing market dynamics; (iii) Ares’ history as a demonstrated value-add investor; and (iv) access to Ares’ multi-asset, synergistic investment platform.

Broad Infrastructure Strategy and Proprietary Origination(5)

Members of Ares’ infrastructure opportunities team have over two decades of relevant experience investing in Core Infrastructure Assets, having invested across the asset life cycle, including development, construction and operations.

Ares is a recognized market leader and has won multiple industry awards including Infrastructure Investor’s Energy Transition Investor of the Year in North America for 2022 and Global Private Lender of the Year in 2021.(6) As a result, we expect to benefit from repeat deal flow from long-standing relationships, creating a steady pipeline of proprietary investment opportunities. We expect that our Adviser will leverage Ares’ broad network of industry contacts that it has developed over its long history of investing and through the personal relationships of over 30 investment professionals.

History as a Value-Add Investor

We believe that we have a competitive advantage because our Adviser can leverage Ares’ experience structuring key contracts such as power purchase agreements, tax-equity financing, debt financing, and O&M and equipment supply agreements to enhance project performance and cash flow. We believe that investments that benefit most from Ares’ value-add experience include operating assets where it can optimize/enhance cash flows, late-stage development and construction projects where it can progress project milestones, and platforms where it can support the management team and control a pipeline of projects.

(4)Data and statistics provided herein were gathered by Ares and do not necessarily represent the experience or investments of any Ares clients, including those with investment objectives and policies similar to those of the Fund. It should not be assumed that any investments made by the Fund in the future will be comparable in quality or performance to those described herein, any investment will experience market conditions/ economic cycles comparable to those that were prevalent in the time periods referenced in any data or statistics provided herein, or that any investment will otherwise be profitable. In addition, the risk factors contained in Item 1A. Risk Factors—Risks Relating to Our Investments identify the potential risks that could negatively impact the Fund’s portfolio investments.
(5)Invested capital includes relevant investments made by Ares’ infrastructure opportunities team, including investments held by Ares Capital Corporation. Past performance is not indicative of future results. Reflects realized and unrealized investments. No assurance can be made that unrealized values will be realized as indicated. The investment experience shown above have been compiled by Ares from actual realized and unrealized investments that were not collectively part of an actual portfolio.
(6)The performance, awards/ratings noted herein relate only to selected funds/strategies and may not be representative of any given client’s experience and should not be viewed as indicative of Ares’ past performance or its funds’ future performance. All investments involve risk, including loss of principal. Ares has not provided any compensation in connection with obtaining these awards though Ares has provided compensation for permission to use certain award logos. There may be other award categories for which Ares, its funds or its portfolio companies were considered but did not receive awards. Infrastructure Investor selected Ares Infrastructure and Power Energy Transition Investor of the Year—North America for the year 2022 & Private Lender of the Year—Global for the year 2021. Ares received these awards represented by survey participants that voted independently. In addition, survey participants could nominate another firm not listed in the category. Infrastructure Investor is a publication that covers the flow of private capital into infrastructure projects around the world, as published by Private Equity International, which is a group focused exclusively on private equity, private debt, private real estate and infrastructure and agri-investing. Ares was selected as the winner of the aforementioned award through a selection process by those persons choosing to vote in each category, which may include firms that submitted for awards, but which are not allowed to vote for themselves. Ares did submit for this category but did not pay a fee to participate in the selection process. The selection of Ares Infrastructure and Power Group to receive this award was based in part on subjective criteria and a potentially limited universe of competitors.

Access to Ares’ Multi-Asset, Synergistic Investment Platform

We believe that investors in us will benefit from our Adviser’s ability to access the resources of Ares. Ares operates a highly integrated and synergistic platform that invests in the real assets, credit, and private equity markets with established, sophisticated, and independent research capabilities in over 55 industries, as well as insights from active investments in over 1,900 companies as of December 31, 2024. Furthermore, each of Ares’ investment groups employs a disciplined, credit- oriented investment philosophy and is managed by a seasoned leadership team with extensive experience in evaluating, underwriting and restructuring companies or assets across cycles. We believe that Ares’ scale, widespread resources, brand and extensive network of relationships provide our Adviser with a distinct competitive advantage in sourcing, due diligence and structuring, and monitoring that works to enhance its ability to deliver compelling risk-adjusted returns for investors.

Broad Core Infrastructure Sector Mandate

We believe that our Adviser can differentiate itself in its ability to identify and act upon changing market dynamics over time. Ares’ infrastructure opportunities team has been an industry leader and innovator in Infrastructure Assets, being an early investor in residential solar, having structured one of the first behind-the-meter battery storage institutional debt investments, executing a notable repowering of an aging wind farm using two different wind turbines, building the largest single-site, single-phase wind project in the United States at the time of construction in 2021, executing the first residential lease financing vehicle designed specifically for solar plus storage installations, and executing an investment in one of the largest operating wind, solar and storage portfolios in the United States.

The Board of Trustees

Overall responsibility for our oversight rests with the Board. We are party to the Investment Advisory Agreement with our Adviser, pursuant to which our Adviser manages us on a day-to-day basis.

The Board is responsible for overseeing our Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our amended and restated declaration of trust (as such may be further amended from time to time, the “Declaration of Trust”) and amended and restated bylaws (as such may be further amended from time to time, the “Bylaws”) and applicable provisions of state and other laws. Our Adviser keeps the Board well informed as to our Adviser’s activities on our behalf and our investment operations and provides the Board with additional information as the Board may, from time to time, request. Our Board consists of five members, three of whom are not “interested persons” of us or of our Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.

Investment Process Overview

Sourcing Investment Opportunities

We will take advantage of the broad network of industry contacts that Ares has developed over its history of investing to source a broad range of investment opportunities. At a high-level, the sourcing process is conducted in a robust, broad and democratic fashion and all investment professionals are encouraged to originate investment opportunities through their relationships, research, conference attendance and networking. We are expected to benefit from the relationships in the sector of senior investment professionals given their tenor in the industry.

Portfolio Management

Our portfolio is managed by Keith Derman and Steven Porto, who serve as our Co-Chief Executive Officers. In managing the portfolio, Keith Derman and Steven Porto serve on the investment committee, which is comprised of portfolio managers and investment professionals from a number of our underlying infrastructure and credit disciplines.

Each of the portfolio managers is responsible for deal origination, execution and portfolio management.

In addition to their deal origination, execution and portfolio management responsibilities, Keith Derman and Steven Porto also spend portions of their time on corporate and administrative activities in their capacities as our Co-Executive Officers and as Partners and, in the case of Keith Derman, as Co-Head of Ares’ infrastructure opportunities team. Each of the portfolio managers receive a compensation package that includes some combination of fixed draw and variable incentive compensation based on our performance. None of the portfolio managers receives any direct compensation from us. See “Item

1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns.”

Our Adviser’s portfolio management approach focuses on risk management through investment monitoring along with overseeing and coordinating the engagement of third-party services providers deemed necessary to achieve our investment objectives. This approach is guided by thorough, methodical, and well-documented processes at each investment stage, from sourcing through the life of the asset, with regular reporting to the investment committee. At a high level, portfolio management activities include, but are not limited to:

•Monitoring investments on a regular basis, including regular and real-time updates to the investment committee;

•Establishing and managing budget and tracking investment’s financial performance;
•Overseeing the investment, including key project relationships with partners, lenders, third-party service providers, and other contract counterparties;
•Presenting valuations to our Adviser’s Valuation Committee monthly; and
•Interfacing with the investment committee and the investment team before taking (or refraining from taking) any significant action and providing real-time updates when appropriate.

Keith Derman and Steven Porto, our portfolio managers, determine portfolio positioning and decide how much of our portfolio is invested in each asset class within Infrastructure Assets.

Investment Criteria

Our Adviser has identified the following investment criteria that it believes are important in evaluating prospective opportunities in the Core Infrastructure Sector. However, not all of these criteria will be met in connection with each of our investments.

Sector. We primarily invest in Core Infrastructure Assets using mature technologies.

Cash Yield. We focus on assets that are expected to generate attractive and stable cash yield through long-term contracts with creditworthy counterparties.

Tax Advantaged. We focus on assets that are expected to result in distributions to certain U.S. tax-paying Shareholders, being tax advantaged via a deferral of taxes on distributions in the early years of our life, with no expected federal or state income tax obligations at the time of distribution during such early years.

Risk Profile and Diversification. We focus on investments that are relatively de-risked investments from development and construction, such as operational projects, and will seek to create a diversified portfolio across multiple resources regimes, sectors, and power markets.

Commercially Proven Technology. We invest in assets using commercially proven technologies that have demonstrated reliable performance, efficiency and profitability in real-world applications and that are sourced from reputable equipment manufacturers with a track record of success.

Useful Life. We focus predominantly on assets expected to have long useful lives, meaning the period during which such assets can be expected to continue to perform their intended functions efficiently and effectively without significant decline in performance, which aligns with the expected indefinite hold period.

Geographic Focus. Our investments are sourced primarily in North America (70-100%) but may include, to a lesser extent, opportunities in Europe (0-30%) and other developed countries (0-10%).

Investment Structure

Our investment objective is to seek to generate attractive risk-adjusted total returns consisting primarily of current income and, secondarily, of capital appreciation. We focus on equity, and to a lesser extent, debt, investments in the Core Infrastructure Sector, with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by our Adviser. Investments by us may include common or preferred stock, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, we also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, we intend to invest at least 80% of our net assets, plus the amount of any borrowings for investment purposes, in assets and companies that derive at least 50% of their revenue from Infrastructure Assets and/or devote at least 50% of their assets to Infrastructure Assets. Shareholders will be provided with 60 days’ notice in the manner prescribed by the SEC in the event of any change to the Investment Policy.

Allocation of Investment Opportunities

General

Ares, including our Adviser and its affiliates, provides or may provide investment management services to other BDCs, regulated investment companies, investment funds, client accounts and proprietary accounts that Ares may establish.

Ares, including our Adviser and its affiliates, has adopted an investment allocation policy designed to ensure that all investment opportunities are, to the extent practicable and in accordance with the 1940 Act, allocated among its clients on a basis that over a period of time is fair and equitable to each client relative to other clients. Our Adviser’s allocation policy is designed to manage the potential conflicts of interest between our Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including other Ares funds. However, not all conflicts of interest can be expected to be resolved in our favor. There can be no assurance that our Adviser’s efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Our Board monitors how our Adviser resolves these and other conflicts of interest associated with its management services and compensation to ensure they remain appropriate.

In addition, as a BDC, in accordance with the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances may limit our ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

Our Adviser and certain of our affiliates have received an order from the SEC that permits it and other BDCs and registered closed-end management investment companies managed by Ares and its affiliates to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). We rely on the Co-Investment Exemptive Order. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

Competition

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we may compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wide variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. In addition, new competitors frequently enter the financing markets in which we operate. For more information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

We believe that the relationships of the members of the investment committee and of the partners of Ares enable us to learn about, and compete effectively for, investment opportunities in the Core Infrastructure Sector. We believe that Ares’ professionals’ deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information.

Perpetual Life BDC

We are a perpetual-life BDC. We use the term “perpetual-life BDC” to describe a BDC of indefinite duration that does not intend to complete a liquidity event within any specific time period, if at all, and whose common shares are intended to be sold by the BDC monthly on a continuous basis at prices generally equal to the BDC’s monthly Net asset value (“NAV”) per Share. As a perpetual-life BDC, we do not expect to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our Board in which Shareholders will receive cash or shares of a publicly traded company, or a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to our Shareholders. A liquidity event also may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Adviser. A liquidity event involving a merger or sale of all or substantially all of our assets would not require the approval of our Shareholders in accordance with our Declaration of Trust. We do not intend to list our Shares on a national securities exchange.

While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

Beginning with the third quarter of 2025, we plan to implement a repurchase program (the “Share Repurchase Program”) pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. Our planned Share Repurchase Program may provide a limited opportunity for you to have your Shares repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased. Our Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. Our planned Share Repurchase Program has many limitations and should not in any way be viewed as the equivalent of a secondary market. There is no assurance that the Board will exercise its discretion to offer to repurchase our Shares or that there will be sufficient funds available to accommodate all of our Shareholders’ requests for repurchase.

Emerging Growth Company

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the 1934 Act.

We do not believe that being an emerging growth company has a significant impact on our business or our Private Offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the 1934 Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by our Adviser and we do not directly compensate our executive officers, or reimburse our Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports and, as a result, do not expect to be required to seek Shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the 1934 Act.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our Adviser and our Administrator pursuant to the terms of our Investment Advisory Agreement and our Administration Agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our Adviser or our Administrator. Our day-to-day investment activities are managed by our Adviser. See “—Investment Advisory Agreement” below. We reimburse both our Adviser and our Administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

Investment Advisory Agreement

Organization of our Adviser

Our Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Advisers Act. The principal executive offices of our Adviser are located at 245 Park Avenue, 44th Floor, New York, NY 10167.

Management Services

Our Adviser is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services to, us. Under the terms of the Investment Advisory Agreement, our Adviser:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•closes and monitors our investments;
•determines the securities and other assets that we will purchase, retain or sell;
•performs due diligence on prospective and existing portfolio companies; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require, which may include, among other things, the determination of the fair value of debt and equity securities that are not publicly traded or whose market prices are not readily available, subject to the overall supervision of our Board.

Our Adviser’s services to us under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, our Adviser or its affiliates may directly or indirectly manage funds or other investment vehicles with an investment objective similar to ours, including other Ares funds. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our Adviser and its affiliates for capital and investment opportunities. Our Adviser endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by our Adviser or its affiliates. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns.”

Compensation of our Adviser

Pursuant to the Investment Advisory Agreement and subject to the overall supervision of our Board, our Adviser provides investment advisory and management services to us. For providing these services, our Adviser receives fees from us consisting of a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the Shareholders.

Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, we calculate our net assets as our total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Adviser has agreed to waive its right to receive the management fee through the period prior to our first monthly closing as a BDC.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Income Based Fee. The portion of the incentive fee based on our income is based on pre-incentive fee net investment income, as defined in the Investment Advisory Agreement, for the quarter. “Pre-incentive fee net investment income” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement entered into between us and our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount or original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not under any obligation to reimburse us for any part of the income based fee it receives that is based on accrued interest income that we never actually receive. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to shareholders. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns” and “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We may be obligated to pay our Adviser certain fees even if we incur a loss.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. Because of the structure of the income based fee, it is possible that we may pay such fees in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fee even if we have incurred a loss in that quarter due to realized and/or unrealized losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).

We pay our Adviser an incentive fee quarterly in arrears with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•100% of the dollar amount of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.4286% (5.7144% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) is referred to as the “catch-up.” The “catch-up” is meant to provide our Adviser with 12.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•12.5% of the dollar amount of our pre-incentive fee net investment income, if any, that exceeds a rate of return of 1.4286% (5.7144% annualized).

•The following is a graphical representation of the calculation of the income based fee:

Quarterly Income Based Fee Based on Net Investment Income
Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to incentive fee

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately pro-rated and adjusted for any share issuances or repurchases during the relevant period.

Capital Gains Incentive Fee. The second component of the incentive fee, the capital gains incentive fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fee.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee that would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisers Act or the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee actually payable under the Investment Advisory Agreement plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future or that the amount accrued for will ultimately be paid.

Notwithstanding the foregoing, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in our financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

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

Administration Agreement

We are also party to the Administration Agreement, with our Administrator. Keith Derman, as our initial trustee (the “Initial Trustee”) approved our initial Administration Agreement with our Administrator on August 1, 2024. In approving the Administration Agreement, the Initial Trustee considered information with respect to the nature, extent and quality of services to be provided to us by our Administrator, the reasonableness of the estimated costs of the services to be provided by our Administrator, whether we would be able to obtain similar services at cost from other third-party service providers, and the limited potential for additional benefits to be derived by our Administrator and its affiliates as a result of our proposed relationship with our Administrator. On October 9, 2024, the Board of Trustees, including our Independent Trustees, approved and ratified the Administration Agreement. Pursuant to the Administration Agreement, our Administrator furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the Administration Agreement, our Administrator also arranges for the services of, and oversees sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other Shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing reports to our Shareholders and reports and other materials required to be filed with the SEC or any other regulatory authority. In addition, our Administrator assists us in determining and publishing our NAV, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our Shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead and other expenses (including travel expenses) incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation, rent, and other expenses of our officers and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

In addition, pursuant to a sub-administration agreement (the “Sub-Administration Agreement”), our Administrator has engaged SEI Global Services, Inc. (“SEI Global”) to act on behalf of our Administrator in the performance of certain administrative services for us. SEI Global will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

For the period from May 7, 2024 (inception) to December 31, 2024, we incurred $0.7 million in administrative fees allocated to us from our Administrator, including certain costs that are reimbursable under the Investment Advisory Agreement or Administration Agreement, all of which have been supported by our Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the trustees who are not “interested persons” of us or our Adviser as defined in the 1940 Act (the “Independent Trustees”). We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Independent Trustees or the Shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, our Adviser and our Administrator may terminate the Investment Advisory Agreement or the Administration Agreement, respectively, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

Our Adviser and Administrator will not be liable for any action taken or omitted to be taken by our Adviser or Administrator, as applicable, (and their members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with any of them) (the “Indemnified Parties”) in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. Each of the Investment Advisory Agreement and the Administration Agreement provides that the Indemnified Parties will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Adviser’s or Administrator’s duties or obligations under the Investment Advisory Agreement or the Administration Agreement, as applicable, or otherwise as an investment adviser or administrator of us, to the extent such losses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the laws of the State of Delaware, the applicable federal securities laws, our Declaration of Trust or the Bylaws (collectively with the Declaration of Trust, the “Organizational Documents”). In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us in respect of, any liability to us or our security holders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any Indemnified Party’s duties or by reason of the reckless disregard of our Adviser’s or Administrator’s duties and obligations under the Investment Advisory Agreement or the Administration Agreement, as applicable (as the same shall be determined in accordance with the 1940 Act and any interpretations or guidance by the SEC or its staff thereunder).

Payment of Our Expenses Under the Investment Advisory Agreement and Administration Agreement

The services of all investment professionals and staff of our Adviser, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. Under the Investment Advisory Agreement, we bear all other costs and expenses of our operations and transactions, such as those relating to:

•our organizational expenses;
•calculating our NAV (including the cost and expenses of any independent valuation firms or pricing services);
•expenses incurred by our Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on its prospective portfolio companies;
•interest payable on debt, if any, incurred to finance our investments;
•offerings of our Shares and other securities;
•the costs of effecting any repurchases of our Shares and other securities, if any;
•investment advisory fees, including the management fee and incentive fee, payable under the Investment Advisory Agreement to our Adviser;
•administration fees and expenses, if any, payable under the Administration Agreement and any sub- administration agreements;
•fees payable, if any, under any intermediary manager or selected intermediary agreements (or similar agreements with respect to the distribution of the Shares or any of our other securities);
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services);
•transfer agent, escrow agent, dividend agent and custodial fees and expenses;
•federal and state registration and franchise fees;
•all costs of registration and listing our Shares or any other securities on any securities exchange;
•federal, state and local taxes;
•Independent Trustees’ fees and expenses;
•costs of preparing and filing reports or other documents required by governmental bodies (including the SEC or any agency administering the securities laws of a state);
•costs of any reports or other notices to Shareholders, including printing, mailing and other related costs;
•commissions and other compensation payable to brokers or dealers;

•our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•outside legal expenses;
•accounting expenses (including fees and disbursements and expenses related to our audit and the preparation of our tax information);
•direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, and staff;
•the allocated costs incurred by our Adviser and/or our Administrator in providing managerial assistance to those portfolio companies that request it;
•any expenses incurred outside of the ordinary course of business, including without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceedings and indemnification expenses as provided for in our Organizational Documents; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including payments made under the Administration Agreement based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent (if office space is provided by our Administrator) and the allocable portion of the costs of our officers and their respective staffs (including travel expenses).

From time to time, our Adviser, our Administrator, or their affiliates may pay third-party providers of goods or services. We will reimburse our Adviser, Administrator, or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our Shareholders. From time to time, our Adviser or Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Board of Trustee Approval of the Investment Advisory Agreement

Our Initial Trustee and our initial Shareholders have approved, and the Board, including our Independent Trustees, have approved and ratified our Investment Advisory Agreement in accordance with applicable 1940 Act requirements, including any SEC exemptive relief, no action or other guidance issued by the staff of the SEC. In connection with such ratification, our Independent Trustees consulted in executive session with their independent legal counsel regarding the approval of such agreement. When reaching a decision on whether to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information including, among other things:

•the nature, extent and quality of the advisory and other services provided to us by our Adviser;
•the advisory fee paid by us to our Adviser under the Investment Advisory Agreement as compared to the advisory fees paid by other funds and accounts managed by our Adviser with similar investment strategies as well as the fees and expenses of comparable BDCs;
•the allocation methodology of costs of the services provided by our Adviser (including the base management fee, income based fee and the capital gains incentive fee (including the applicable hurdle rates and conditions for the deferral of fee payments) and expense ratios) under the Investment Advisory Agreement;
•the potential for, and sharing of, economies of scale in investment management given the directly originated nature of our investment portfolio and resources dedicated by our Adviser thereto;
•our Adviser’s pro forma profitability with respect to managing its clients based on financial information provided by our Adviser;
•additional benefits to be derived by our Adviser and its affiliates as a result of our relationship with our Adviser; and
•various other matters, including the alignment of interests of our Shareholders.

In voting to approve the Investment Advisory Agreement, our Board, including our Independent Trustees, made the following conclusions:

•Nature, Extent and Quality of Services. Our Board considered the nature, extent and quality of the investment selection process to be employed by our Adviser, including the flow of transaction opportunities resulting from our Adviser’s investment professionals’ significant capital markets, trading and research expertise, the employment of our Adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of our investment objective. Our Board also considered our Adviser’s personnel and their prior experience in connection with the types of investments to be made by us, including such personnel’s network of relationships with infrastructure companies and other companies in which we may make investments. Our Board also considered the benefit and increasing costs of our Adviser continuing to be able to recruit and retain top talent. In addition, our Board considered the other terms and conditions of the Investment Advisory Agreement, including that the substantive terms of the Investment Advisory Agreement (other than the fees payable thereunder, which our Board reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our Board considered the fact that we have the ability to terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice to our Adviser. Our Board further determined that our Adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in infrastructure and other companies in which we may make investments, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.
•Investment Performance. Since we had recently commenced operations at the time of the Board’s approval, we did not have any investment performance. As a result, our Board reviewed the long-term and short-term investment performance of other BDCs and registered investment companies advised by our Adviser and its affiliates and the long-term and short-term investment performance of our Adviser.
•Costs of the Services Provided to Us. Our Board considered (i) comparative data based on publicly available information with respect to services to be rendered and the advisory fees (including the base management fee and incentive fee or similar fees (including applicable hurdle rates, other payment conditions and/or fee waivers)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our Administrator will provide to us at cost.
•Economies of Scale. Our Board considered information about the potential for our Shareholders to experience economies of scale as we grow in size.

In view of the wide variety of material factors that our Board considered in connection with its evaluation of the Investment Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our Board. Rather, our Board based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual trustees may have given different weights to different factors.

Based on the information reviewed and the factors discussed above, our trustees, including our Independent Trustees, concluded that the terms of the Investment Advisory Agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of us and our Shareholders.

Conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement in the future, including, for example, the amount of the base management fee, the incentive fee or other compensation terms. Material amendments to our Investment Advisory Agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities and by a majority of our Independent Trustees, and we may from time to time decide it is appropriate to seek the requisite approval to change the terms of the Investment Advisory Agreement.

Expense Support and Conditional Reimbursement Agreement

We are party to an amended and restated expense support and conditional reimbursement agreement (as such may be further amended from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with our Adviser, pursuant to which, among other things, our Adviser may elect to pay certain of the Fund’s expenses on the Fund’s behalf (an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any of our interest expenses or distribution and/or shareholder servicing fees. As of December 31, 2024, there was approximately $3.8 million of expenses supported by our Adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement. Any Expense Payment that our Adviser has committed to pay must be paid by our Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to our Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our Shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to our Adviser until such time as all Expense Payments made by our Adviser to us within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any such payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution rate (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment income or loss, (ii) net realized gains or losses on investments, derivatives and foreign currency transactions and (iii) other dividends and distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Our obligation to make a Reimbursement Payment shall automatically become our liability on the last business day of the applicable calendar month, except to the extent our Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest cash distributions declared by the Board on behalf of our Shareholders, in additional whole and fractional Shares, unless such Shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and we declare, a cash distribution, then our Shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash distribution. Any distributions to Shareholders will be declared out of assets legally available for distribution. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes. Information returns will generally be filed with the IRS in connection with payments on Shares and the proceeds from a sale or other disposition of the Shares.

No action is required on the part of a registered Shareholder to have his, her or its cash distribution reinvested in Shares. In order to opt out of participating in the distribution reinvestment plan and instead receive distributions in cash, Shareholders must notify SS&C Technologies Inc. (the “Plan administrator”), which acts as our transfer agent, in writing so that such notice is received by the Plan administrator no later than the record date for distributions to Shareholders. Distributions in cash will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares will be issued under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution. If a Shareholder seeks to terminate its participation in the distribution reinvestment plan, notice of termination must be received in writing by the Plan administrator no later than 30 days prior to the record date fixed by the Board for distribution to Shareholders to be effective for such distribution. Any transfer of Shares by a participant to a non-participant will terminate participation in the distribution reinvestment plan with respect to the transferred Shares. If a participant elects to tender its Shares in full and such full tender is accepted by us, such Shareholder’s participation in the Plan will be automatically terminated as of the expiration of the applicable tender offer and any distributions due to such shareholder on or after such date will be paid in cash on the scheduled distribution payment date.

Under the distribution reinvestment plan, any distributions we declare will be automatically reinvested in our Shares. There will be no selling commissions or intermediary manager fees charged to you under the distribution reinvestment plan. We will pay the Plan administrator fees under the distribution reinvestment plan. However, all Shareholders, including those who opt out of the distribution reinvestment plan, will indirectly bear such Plan administrator fees. If your Shares are held by a broker or other financial intermediary, you may change your election by notifying your broker or other financial intermediary of your election.

Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as Shareholders who elect to receive their distributions in cash. Since a participating Shareholder’s cash distributions will be reinvested, however, such Shareholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A Shareholder’s basis for determining gain or loss upon the sale of Shares received in a distribution from us will generally be equal to the total dollar amount of the distribution payable to the Shareholder. Any Shares received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the Shares are credited to the U.S. Shareholder’s account. Additionally, distributions reinvested in Shares increase our gross assets on which the management fee and incentive fee are payable to our Adviser.

Any issuances of our Shares pursuant to our distribution reinvestment plan are dependent on the continued registration of our securities or the availability of an exemption from registration in the recipient’s home state.

We will use newly-issued Shares to implement the distribution reinvestment plan, with such Shares to be issued at NAV per share as of the distribution date. The number of Shares to be issued to a Shareholder will be determined by dividing the total dollar amount of the distribution payable to such Shareholder by the then-current NAV (subject to adjustment to the extent required by Section 23 of the 1940 Act). The number of Shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional Shares will be issued has been determined and the elections of Shareholders have been tabulated. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as the Shares issued in the Private Offering.

Leverage

We may from time to time borrow funds to make investments, a practice known as “leverage,” to attempt to increase returns to our Shareholders. With certain limited exceptions, as a BDC, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after such borrowing. Our initial Shareholders and Board have approved a proposal that allows us to reduce our asset coverage ratio to 150%, which became effective on December 2, 2024.

The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing.

Regulation

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

We elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Our Adviser and certain of our affiliates have been granted the Co-Investment Exemptive Order from the SEC, and we rely on the Co-Investment Exemptive Order which permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

The 1940 Act contains certain restrictions on certain types of investments we may make. Specifically, we may only invest up to 30% of our portfolio in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act.

The 1940 Act also requires that a majority of our trustees be Independent Trustees. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the 1940 Act, the vote of holders of at least a “majority of outstanding voting securities” means the vote of the holders of the lesser of: (a) 67% or more of the outstanding Shares present at a meeting or represented by proxy if holders of more than 50% of the Shares are present or represented by proxy or (b) more than 50% of the outstanding Shares.

Under the 1940 Act, we are not generally able to issue and sell our Shares at a price below NAV per share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the current NAV per share of our

Shares if we comply with the provisions of Section 63(2) of the 1940 Act, including the requirements that our Board determine that such sale is in our best interests and the best interests of our Shareholders and our Shareholders approve such sale.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments would subject our Shareholders to additional expenses.

In accordance with the 1940 Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing. As such, we may borrow amounts or issue debt securities or preferred shares, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Our initial Shareholders and Board have approved a proposal that reduced our asset coverage ratio to 150%, which became effective on December 2, 2024.

Qualifying Assets

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Thus, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are the following:

(1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):
(a) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
(i)     is organized under the laws of, and has its principal place of business in, the United States;
(ii)     is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(iii)        does not have any class of securities listed on a national securities exchange;
(b) is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:
(i) at the time of the purchase, we own at least 50% of the (x) greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (y) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and
(ii) we are one of the 20 largest holders of record of such issuer’s outstanding voting securities; or
(c) is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250 million.

(2) Securities of any eligible portfolio company that we control.
(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)    Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6) Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

BDCs generally must offer to make available to the issuer of portfolio securities significant managerial assistance, by either offering, and providing if accepted, significant guidance and counsel concerning the management operations or business objectives of the portfolio company or by exercising a controlling influence over the management or policies of a portfolio company, except in circumstances where either (i) the BDC does not treat such issuer of securities as an eligible portfolio company, or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance.

Temporary Investments

Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are Qualifying Assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

We may be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Shares if our asset coverage, calculated pursuant to the 1940 Act, is at least equal to 200% (or 150% if certain requirements under the 1940 Act are met) immediately after each such issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). In addition, while certain types of indebtedness and senior securities remain outstanding, we may be required to make provisions to prohibit distributions to our Shareholders or the repurchase of such securities or Shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our ability to grow depends on our ability to raise capital” and “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Privacy Principles

We will endeavor to maintain the privacy of our recordholders and to safeguard their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we will not receive any non-public personal information about recordholders of our Shares, although certain of our recordholders’ non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

•information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;
•information about recordholders’ transactions and history with us; and
•other general information that we may obtain about recordholders, such as demographic and contact information such as address.
We disclose non-public personal information about recordholders:
•to our affiliates (such as our Adviser and Administrator) and their employees for everyday business purposes;
•to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriters and proxy solicitors) and their employees, as is necessary to service recordholder accounts or otherwise provide the applicable service;
•to comply with court orders, subpoenas, lawful discovery requests or other legal or regulatory requirements; or
•as allowed or required by applicable law or regulation.

When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. We will not permit use of recordholder information for any non-business or marketing purpose, nor will we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

Our service providers, such as our Adviser, Administrator and transfer agent, will be required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required. Personnel of affiliates may access recordholder information only for business purposes. The degree of access will be based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.

If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.

In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer non-public personal information of holders of our securities to the new party in control or the party acquiring assets.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act and are subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are electronically filed with, or furnished to, the SEC and are available on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Investing in our Shares involves a number of significant risks. The following information is a discussion of material risk factors associated with an investment in our Shares specifically, as well as those factors generally associated with an investment in a company with an investment objective, investment policies, or capital structure similar to ours. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Shares could decline, and you may lose all or part of your investment.

Risk Factor Summary

The following is a summary of the principal risks that you should carefully consider before investing in our securities.

Risks Relating to Our Business and Structure

•We are a relatively new company and have a limited operating history.
•The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
•A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.
•We are dependent upon certain key systems and personnel of Ares for our future success and upon their access to other Ares investment professionals.
•We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•Because our initial Shareholders have approved a proposal that allows us to reduce our asset coverage ratio to 150%, effective December 2, 2024, we are subject to a 150% asset coverage ratio.
•Our ability to enter into transactions with our affiliates is restricted.
•There are significant potential conflicts of interest that could impact our investment returns.
•The lack of liquidity in our investments may adversely affect our business.
•Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.
•We are treated as an association taxable as a corporation for U.S. federal income tax purposes, and are subject to U.S. federal and applicable state and local income tax on our net income at the rates applicable to corporations.

Risks Relating to Our Investments

•Investments in portfolio companies that operate Infrastructure Assets are generally larger, lack liquidity and may be subject to significant regulatory limitations.
•The operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under our control.
•Compliance with environmental laws and regulations may result in substantial costs to our portfolio companies.
•We may face heightened risks unique to the nature of our investments in portfolio companies that own or operate Infrastructure Assets, including risks of lower-than-projected revenues and availability of raw materials, greater-than projected costs and the impact of substantial regulation of Infrastructure Assets. See “Item 1A. Risk Factors—Risks Relating to Our Investments—We may face heightened risks unique to the nature of our portfolio companies.”
•The acquisition of portfolio companies that operate Infrastructure Assets exposes us to a higher level of regulatory control than typically imposed on other businesses.
•Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.

•Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable.
•Our equity and debt investments in Infrastructure Assets may be risky, and we could lose all or part of our investments.
•Our portfolio companies may be highly leveraged.
•Our portfolio companies may not exhibit mitigating characteristics typical of assets, businesses or projects in the infrastructure space. As a result, there can be no assurance that any perceived benefits of our portfolio companies will be realized.
•We may acquire portfolio companies in the renewable energy industry, which is subject to risks of a rapidly evolving market.
•Geographical concentration of our Infrastructure Assets may make the assets more susceptible to changing conditions of particular geographic regions.

Risks Related to our Shares

•The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our Private Offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such Shares, and reduce the amount of funds we have for investment in targeted assets.
•We are a privately placed, perpetual-life BDC and our Shareholders may not be able to transfer or otherwise dispose of our Shares at desired times or prices, or at all.
•Certain investors will be subject to 1934 Act filing requirements relating to their beneficial ownership of Shares.

General Risks

•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•Security incidents or cyber-attacks could adversely affect our business, financial condition and operating results by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

Risks Relating to Our Business and Structure

We have a limited operating history.

We are a closed-end management investment company organized as a Delaware statutory trust that elected to be regulated as a BDC under the 1940 Act. We have a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with newly formed businesses, including the risk that we will not achieve our investment objective and the value of a Shareholder’s investment could decline substantially or become worthless. Further, our Adviser has not previously offered a privately offered BDC. While we believe that the past professional experiences of our Adviser’s investment team, including investment and financial experience of our Adviser’s senior management, will increase the likelihood that our Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Our Board may change our operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the general authority to modify or waive our current operating policies, investment criteria and strategies without prior notice, which authority may be exercised without prior notice and without Shareholder approval unless otherwise required by applicable law. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our Private Offering and may use the net proceeds from our Private Offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Our Board may amend our Declaration of Trust without prior Shareholder approval.

So long as an amendment to our Declaration of Trust does not materially alter or change the powers, preferences, or special rights of our Shares so as to affect them adversely, our Board may, without Shareholder vote, subject to applicable federal and state law and certain exceptions, amend or otherwise supplement our Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for trustee nominations or for Shareholder proposals, to require super-majority approval of transactions with significant Shareholders or other provisions that may be characterized as anti-takeover in nature.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world's major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. The United States has recently enacted and proposed to enact significant new tariffs, including on Mexican, Canadian and Chinese goods. Additionally, the new presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs.

Volatility and dislocation in the capital markets can create a challenging environment in which to raise or access equity or debt capital. Such conditions could make it difficult to extend the maturity of or refinance any future indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on unfavorable terms and conditions. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments to our portfolio companies. Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our future investments. While most of our investments are not expected to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.

We elected to be regulated as a BDC under the 1940 Act. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon certain key personnel of our Adviser for our future success and upon their access to other Ares investment professionals.

We depend on the diligence, skill, judgment, network of business contacts and personal reputations of certain key personnel of our Adviser, including Ares’ infrastructure opportunities team, and our future success depends on their continued service. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares, the information and deal flow generated by Ares’ investment professionals in the course of their investment and portfolio management activities, as well as the support of senior business operations professionals of Ares.

The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management II will remain our Adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that we will replicate historical success of Ares or Ares’ other funds, including that of Ares Capital Corporation and Ares Strategic Income Fund, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares funds.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the investment committee have substantial responsibilities in connection with their roles at Ares and with other Ares funds as well as responsibilities under the Investment Advisory Agreement. They may also be called upon to provide significant managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our distributions, and we may also need to access the capital markets to refinance any future debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations. We intend to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, as a BDC, we are allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred shares. The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to obtain lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. As a BDC, we are permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from making distributions or repurchasing our Shares. In addition, our inability to satisfy this test could cause an event of default under any future indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The 1940 Act may impose restrictions on the structure of any such securitization.

We will be subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

We operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. We intend to target investments in Infrastructure Assets; therefore, our investments may be focused on relatively few industries. To the extent that we will hold large positions in a small number of issuers, or within a particular industry, our NAV may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

As a BDC, in accordance with the 1940 Act, we may not acquire any asset other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies in the future, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may in the future borrow from or issue senior securities to banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities may have fixed dollar claims on our consolidated assets that will be superior to the claims of our Shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the NAV per Share of our Shares to increase more sharply than it would have had we not incurred leverage.

Conversely, if the value of our consolidated assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distributions or repurchase our Shares. There can be no assurance that a leveraging strategy will be successful.

Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing and is subject to our compliance with our asset coverage requirement following any such borrowing.

Any debt facilities under which we may borrow may impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments, make distributions or repurchase our Shares.

Because our initial Shareholders have approved a proposal that allows us to reduce our asset coverage ratio to 150%, effective December 2, 2024, we are subject to a 150% asset coverage ratio.

In accordance with the 1940 Act, a BDC is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowing if certain requirements, including obtaining certain approvals, are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because our initial Shareholders have approved a proposal that allows us to reduce our asset coverage ratio to 150%, effective December 2, 2024, we are subject to a 150% asset coverage ratio.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Shares to increase more sharply than it would had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay distributions on our Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

In addition to regulatory requirements that restrict our ability to raise capital, future credit facilities may contain various covenants that, if not complied with, could accelerate repayment under such credit facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Future agreements governing any credit facilities may require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•restrictions on our ability to incur liens; and
•maintenance of a minimum level of Shareholders’ equity.

Compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with an obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of Shareholders’ equity.

Accordingly, there are no assurances that we will be able to comply with the covenants in any credit facilities we enter into. Failure to comply with these covenants could result in a default under such credit facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our future investments and our future investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The U.S. Federal Reserve (“Federal Reserve”) decreased the federal funds rate multiple times in 2024 after a sustained period of historically high rates. Because we may borrow money and may issue debt securities or preferred shares to make investments, our net investment income may be dependent upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred shares and the rate at which we invest these funds. If interest rates rise again, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income. Conversely, if interest rates continue to decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

High interest rates may also increase the cost of debt for the underlying portfolio companies that we may invest in, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, high interest rates available to investors could make an investment in our Shares less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our Shares.

We operate in a highly competitive market for investment opportunities.

A number of entities will compete with us to make the types of investments that we plan to make in Infrastructure Assets. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. In addition, new competitors frequently enter the financing markets in which we operate. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. The loss of such investment opportunities may limit our ability to grow or cause us to have to shrink the size of our portfolio, which could decrease our earnings. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Trustees and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities will be an affiliate of ours for the purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our Independent Trustees and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our Adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.

We rely on the Co-Investment Exemptive Order that we, our Adviser and certain of its affiliates have been granted by the SEC that allows us to engage in co-investment transactions with other affiliated funds managed by our Adviser, subject to certain terms and conditions. However, while the terms of the Co-Investment Exemptive Order require that we be given the opportunity to participate in certain transactions originated by our Adviser or its affiliates, we ultimately may not participate in those transactions. In addition, based on guidelines approved by our Board, we may not see certain transactions originated by our Adviser or its affiliates. This also may limit the scope of investment opportunities that may otherwise be available to us.

There are significant potential conflicts of interest that could impact our investment returns.

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and trustees, and members of the investment committee, serve or may serve as officers, trustees or principals of other entities, including other Ares funds. These officers and trustees will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our Shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of the investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our Adviser will devote as much time to the management of us as appropriate to enable our Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Adviser may have conflicts in allocating their time and services among us and investment vehicles managed by our Adviser or one or more of its affiliates. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, we and these other entities may from time to time pursue the same or similar capital and investment opportunities. Pursuant to its investment allocation policy, Ares and its controlled affiliates, including our Adviser, endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by other Ares funds and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our Independent Trustees and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and the other Ares funds or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares funds, particularly if we and such other Ares funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by another Ares fund that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

We may from time to time, and subject to requirements under the 1940 Act, offer to sell assets to vehicles managed by one or more of our affiliates or we may purchase assets from vehicles managed by one or more of our affiliates. In addition, vehicles managed by one or more of our affiliates may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our affiliates (including our Adviser). In addition, subject to the limitations of the 1940 Act, we may invest in loans, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Ares funds.

We will pay a management fee and an incentive fee to our Adviser, and may reimburse our Adviser for certain expenses it incurs. In addition, our Adviser has agreed to waive its right to receive the management fee for the period prior to our first monthly closing as a BDC. Ares, from time to time, incurs fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as Ares considers fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, Ares will generally pay such fund’s allocable portion of such expense.

Our Adviser’s management fee is based on a percentage of our net assets and, consequently, our Adviser may have conflicts of interest in connection with decisions that could affect our net assets, such as decisions as to whether to incur indebtedness, or to make future investments. As a BDC, we may borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

Accordingly, our Adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the management fee payable to our Adviser and may also result in an increase in the incentive fee payable to our Adviser.

The incentive fee payable by us to our Adviser that relates to our pre-incentive fee net investment income will be computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of such fee will become uncollectible. Our Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never actually receive.

Our Investment Advisory Agreement renews for successive annual periods if approved by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our Independent Trustees. However, both we and our Adviser have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. In addition, if we elect to continue operations following termination of the Investment Advisory Agreement by our Adviser, our Adviser will pay all expenses incurred as a result of its withdrawal. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement, including, for example, the terms for compensation to our Adviser. While, as a BDC, any material change to the Investment Advisory Agreement must be submitted to Shareholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek Shareholder approval to change the terms of the agreement.

We entered into the Administration Agreement with our Administrator, pursuant to which our Administrator will furnish us with administrative services. Payments under the Administration Agreement will be equal to an amount based upon our allocable portion of our Administrator’s overhead and other expenses (including travel expenses) incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs, but not investment professionals.

Our Administrator will have the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Shares may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

We have entered into the Expense Support and Conditional Reimbursement Agreement. Our repayment of amounts reimbursed or waived by our Adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which Shareholders may otherwise be entitled. Our Adviser has agreed to advance a portion of our organizational and initial offering expenses. The indirect impact of any expenses advanced by our Adviser may prevent or reduce a decline in NAV, by mitigating the effects of certain expenses.

We are unable to predict when we, and ultimately our Shareholders, will repay expenses advanced by our Adviser because repayment under the Expense Support and Conditional Reimbursement Agreement is conditioned upon the occurrence of certain events, and our Adviser can waive reimbursement of expenses in any applicable month.

As a result of the arrangements described above, there may be times when the management team of Ares (including those members of management focused primarily on managing us) has interests that differ from those of our Shareholders, giving rise to a conflict. Additionally, the members of management focused on managing us will also manage other Ares funds, and, consequently, will need to devote significant attention and time to managing other Ares funds, in addition to us.

Our Shareholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual Shareholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one Shareholder than for another Shareholder, especially with respect to Shareholders’ individual tax situations. In selecting and structuring investments appropriate for us, our Adviser will consider our investment and tax objectives and our Shareholders, as a whole, not the investment, tax or other objectives of any Shareholder individually.

Any sub-administrator that our Administrator engages to assist our Administrator in fulfilling its responsibilities, including the sub-administrator under the Sub-Administration Agreement, could resign from its role as sub-administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has, and will continue to have, the right under the Administration Agreement to enter into one or more sub-administration agreements with other administrators (each a “Sub-Administrator”) pursuant to which our Administrator may obtain the services of the Sub-Administrator(s) to assist our Administrator in fulfilling its responsibilities under the Administration Agreement. If any such Sub-Administrator resigns, including the sub-administrator under the Sub-Administration Agreement, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Shares may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to include in income certain amounts that we have not yet received in cash, such as OID, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such OID or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

The lack of liquidity in our investments may adversely affect our business.

As we will generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company. Furthermore, the lack of liquidity of our investments can also make it difficult to determine the fair value of our investments for the purposes of calculating our NAV.

Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to anti-ESG legislation view our investment adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our Shares. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of ESG related practices could expose our Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Additionally, certain regulations related to ESG that may be applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activity. The Action Plan contemplates, among other things: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around sustainability and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce reports on sustainability-related matters within their financial statements. CSRD remains subject to changes and there can be no assurance that developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Further, Regulation (EU) 2019/2088 (the “SFDR”) requires disclosures in relation to whether and, if so, how sustainability risks and adverse impacts on sustainability factors are taken into account in the investment process. While in force, the SFDR remains subject to change and, as a result, we may be obliged to update existing disclosures provided to investors and/or regulators. We currently disclose under Article 6 of the SFDR. This may change in the future in circumstances where our Adviser determines that such change is necessary, taking into account applicable fiduciary or other duties and legal, regulatory, and contractual requirements, and will be updated in accordance with applicable sectoral legislation.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted final rules aimed at enhancing and standardizing climate-related disclosures; however these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change. Infrastructure Assets in particular may face risks associated with climate change, including “transition risks”, such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate- related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. Further, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Additionally, the Paris Agreement to the United Nations Framework Convention on Climate Change and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce GHG emissions may expose Infrastructure Assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, increased disclosure obligations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for Infrastructure Assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an Infrastructure Asset’s relative contribution to GHG emissions). We cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of Infrastructure Assets once undertaken, any of which could have a material adverse effect on our portfolio companies.

We, our executive officers, trustees, and our Adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We, as well as our Adviser and its affiliates, participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, trustees, and our Adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

We, our executive officers, trustees, and our Adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect our value or the ability of our Adviser to manage us, are often impossible to anticipate. Our Adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our Adviser.

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. These risks would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgements would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the performance of duties or obligations under the Investment Advisory Agreement or the Administration Agreement, as applicable, by our Adviser, our Administrator, any of their respective members and any of their respective officers, managers, partners, agents, employees, controlling persons, members and any other persons affiliated with any of them, or any of our officers or trustees, be borne by us and would reduce our net assets. Our Adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or enacted laws or regulations could require changes to certain business practices of us or such portfolio companies, negatively impact the operations, cash flows or financial condition of us or such portfolio companies, impose additional costs on us or such portfolio companies or otherwise adversely affect our business or the business of such portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or such portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of such portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial conditions and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. We cannot predict how future tax proposals and changes in U.S tax laws, rates, regulations or other guidance issued under existing tax laws, might affect us, our business, our Shareholders, or our portfolio companies in the long-term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our business or the business of our portfolio companies or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Our Adviser’s fee structure may create an incentive for it to make certain investments on our behalf, including speculative investments.”

We may be obligated to pay our Adviser certain fees even if we incur a loss.

Our Adviser is entitled to an incentive fee for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any incentive fee and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser the incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or the NAV of our Shares, including a decline in the NAV of our Shares resulting from our payment of fees and expenses, including any reimbursement of expenses advanced by our Adviser, or we incur a net loss for that quarter.

If a portfolio company defaults on a loan that is structured to provide interest, it is possible that accrued and unpaid interest previously used in the calculation of the incentive fee will become uncollectible. Our Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act after we have been subject to the reporting requirements of the 1934 Act for a specified period of time. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of how long our evaluation, testing and remediation actions will take to complete or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, or until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in the Private Offering, which would harm our ability to achieve our investment objective.

Brokers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for brokers and natural persons who are associated persons of a broker when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on brokers participating in our Private Offering cannot be determined at this time, but it may negatively impact whether brokers and their associated persons recommend the Private Offering to retail customers. Such brokers and their associated persons may determine that Regulation Best Interest requires such brokers and their associated persons to not recommend us to their customers because doing so may not be in the customers’ best interest, which would negatively impact our ability to raise capital in the Private Offering. If Regulation Best Interest reduces our ability to raise capital in the Private Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

No Shareholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require Shareholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of our NAV per Share. These mergers may involve funds managed by affiliates of our Adviser. The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident Shareholders.

Our Declaration of Trust provides that state and federal courts in the State of Delaware are the sole and exclusive forum for certain Shareholder litigation matters, which could limit our Shareholders’ ability to obtain a favorable or convenient judicial forum for disputes with us or our trustees and officers.

Our Declaration of Trust provides that, each trustee, each officer, each Shareholder and each person beneficially owning an interest in any of our shares (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise), to the fullest extent permitted by law, including Section 3804(e) of the Delaware Statutory Trust Act (the “Statutory Trust Act”), (i) irrevocably agrees that any claims, suits, actions or proceedings arising out of or relating in any way to us or our business and affairs, the Statutory Trust Act, this Declaration of Trust or the Bylaws or asserting a claim governed by the internal affairs (or similar) doctrine (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (A) the provisions of this Declaration of Trust or the Bylaws, or (B) our duties (including fiduciary duties), obligations or liabilities to the Shareholders or the trustees, or of officers or the trustees to us, to the Shareholders or each other, or (C) the rights or powers of, or restrictions on, us, the officers, the trustees or the Shareholders, or (D) any provision of the Statutory Trust Act or other laws of the State of Delaware pertaining to trusts made applicable to us pursuant to Section 3809 of the Statutory Trust Act, or (E) any other instrument, document, agreement or certificate contemplated by any provision of the Statutory Trust Act, this Declaration of Trust or the Bylaws relating in any way to us or (F) the federal securities laws of the United States, including, without limitation, the 1940 Act, or the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder (regardless, in every case, of whether such claims, suits, actions or proceedings (x) sound in contract, tort, fraud or otherwise, (y) are based on common law, statutory, equitable, legal or other grounds, or (z) are derivative or direct claims)), shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction, (ii) irrevocably submits to the exclusive jurisdiction of such courts in connection with any such claim, suit, action or proceeding, (iii) irrevocably agrees not to, and waives any right to, assert in any such claim, suit, action or proceeding that (A) it is not personally subject to the jurisdiction of such courts or any other court to which proceedings in such courts may be appealed, (B) such claim, suit, action or proceeding is brought in an inconvenient forum, or (C) the venue of such claim, suit, action or proceeding is improper, (iv) consents to process being served in any such claim, suit, action or proceeding by mailing, certified mail, return receipt requested, a copy thereof to such party at the address in effect for notices hereunder, and agrees that such service shall constitute good and sufficient service of process and notice thereof; provided, nothing in clause (iv) hereof shall affect or limit any right to serve process in any other manner permitted by law, and (v) irrevocably waives any and all right to trial by jury in any such claim, suit, action or proceeding. As a result, our Shareholders’ ability to obtain a favorable or convenient forum for disputes with us or our trustees and officers may be limited. In the event that any claim, suit, action or proceeding is commenced outside of the Court of Chancery of the State of Delaware in contravention of the Declaration of Trust, all reasonable and documented out of pocket fees, costs and expenses, including reasonable attorneys’ fees and court costs, incurred by the prevailing party in such claim, suit, action or proceeding shall be reimbursed by the non-prevailing party. Notwithstanding the foregoing, the exclusive forum provision in our Declaration of Trust does not apply to any claims brought under U.S. federal securities law, or the rules and regulations thereunder.

We are highly dependent on the information systems of Ares and operational risks including systems failures could significantly disrupt our business, result in losses or limit our growth, which may, in turn, negatively affect the NAV of our Shares and our ability to pay distributions.

Our business is highly dependent on communications and information systems of Ares, the parent of our Adviser and our Administrator. In this Annual Report we sometimes refer to hardware, software, information, and communications systems maintained by Ares and used by us, our Adviser, and our Administrator as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, our Adviser is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and our Adviser and our Administrator rely heavily on Ares’ financial, accounting and other data processing systems.

In addition, we operate in a business that is highly dependent on information systems and technology. Ares’ and our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the information systems and technology, which may be partially allocated to or borne by us, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications, human resources systems or other services used by us, our Adviser, our Administrator or third parties with whom we conduct business could have a material adverse effect on our ability to continue to operate our businesses without interruption. Although we and Ares have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We and Ares also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our portfolio company investments and compliance matters. Operational risks could increase as vendors increasingly offer mobile and cloud-based software services rather than software services that can be operated within Ares’ own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our or Ares’ control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, our counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures or vulnerabilities of their respective information systems or technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence, such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.

Risks Relating to Our Investments

Investments in portfolio companies that operate Infrastructure Assets are generally larger, lack liquidity and may be subject to significant regulatory limitations.

Investments in Infrastructure Assets tend to be large due to the general nature and size of such assets. We may invest in infrastructure projects including power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services sectors (such as carbon capture and storage, soil and air remediation and climate change mitigation). Infrastructure assets may have unique geographic and market characteristics and may be subject to political, regulatory, and public opinion considerations, which could make them highly illiquid. We may acquire portfolios of assets that are not easily separated into individual asset acquisitions or dispositions. Accordingly, our investments may be quite sizeable. There are limited pools of capital available in the sector that can make sizeable investments and limited numbers of market participants. As a result, the potential exits from these investments may be limited and there can be no assurance that we will be able to realize our investments on favorable terms, in a timely manner or at all. Moreover, the realizable value of a highly illiquid investment may be less than its intrinsic value.

We may acquire portfolio companies in the renewable energy industry, which is subject to risks of a rapidly evolving market.

We may acquire renewable energy businesses and businesses which use renewable energy assets. The market for renewable energy businesses and businesses which use renewable energy assets continues to evolve rapidly. Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to portfolio companies with renewable assets. Renewable resources (e.g., wind, solar, hydro, geothermal, etc.) are inherently variable. Variability may arise from site specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy portfolio companies. Renewable power generation sources currently benefit from various incentives in the form of feed-in-tariffs, rebates, tax credits, Renewable Portfolio Standard regulations and other incentives. The reduction, elimination or expiration of government subsidies and economic incentives could adversely affect the cash flows and value of a particular portfolio company, the flow of potential portfolio company opportunities and the value of any platform in the sector. In addition, the development and operation of renewable assets may at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations.

We expect that our primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:

•repurchase our Shares in connection with any repurchases or redemptions of Shares or other securities issued by us;
•grow our businesses, including acquiring portfolio companies and otherwise supporting our portfolio companies;
•service any debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;
•fund cash operating expenses and contingencies, including for litigation matters; and
•pay any cash distributions in accordance with our distribution policy for our Shares, if any.

These liquidity requirements may be significant. Our commitments to our portfolio companies may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from sales of Shares to investors.

Moreover, in light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and purchasing suitable portfolio companies on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares and the time we use the net proceeds to acquire portfolio companies. We may also from time to time hold cash pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our Shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we may increase our indebtedness or be forced to sell assets.

The operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, which may not be under our control.

As a general matter, the operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator, including labor issues, political or local opposition, failure of technology to perform as anticipated, technical obsolescence, increasing fuel prices, structural failures and accidents, environment related issues, counterparty non-performance and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting a portfolio company to various risks including lower revenues.

Furthermore, we might own portfolio companies that could operate both existing, or “Brownfield,” Infrastructure Assets or businesses and in new, or “Greenfield” Infrastructure Assets or businesses that require significant capital expenditure to complete their development, bring them to fully commissioned and/or cash-flowing status or to otherwise optimize their operational capabilities.

Construction risks typical for “Greenfield” Infrastructure Assets and businesses which our portfolio companies may own and control, include, without limitation, risks of: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) difficulty in obtaining regulatory, environmental or other approvals or permits; (iii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iv) less than optimal coordination with public utilities in the relocation of their facilities; (v) adverse weather conditions and unexpected construction conditions; (vi) accidents or the breakdown or failure of construction equipment or processes; (vii) other events discussed below under “Force majeure events may adversely affect our assets” that are beyond the control of our Adviser and us; and (viii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which could exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on us and on the amount of funds available for distribution to Shareholders. Similar risks apply to the ongoing operations of any properties and other assets or businesses. Infrastructure Assets owned by our portfolio companies might remain in construction phases for a prolonged period and, accordingly, might not be cash generative for a prolonged period. While our intention in respect of any Infrastructure Asset acquired might be for construction works to be contracted to a construction contractor on a fixed-price basis with liquidated damages payable to us where delay is caused that is attributable to the contractor, the related contractual arrangements made by us might not be as effective as intended and/or contractual liabilities on our part could result in unexpected costs or a reduction in our expected revenues. In addition, recourse against the contractor could be subject to liability caps or could be subject to default or insolvency on the part of the contractor.

Other properties and other assets and businesses that our portfolio companies may own might require large capital expenditures, including, but not limited to, in connection with completing, maintaining, developing and/or expanding their existing plant, machinery and facilities, necessary software and other intellectual property assets or securing necessary licenses, approvals and concessions and complying with related requirements of a municipal, state or national government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (each a “Regulatory Agency”). Such capital expenditures could exceed cash flow from operations and/or the amount of capital that we have earmarked for the relevant portfolio company and the relevant portfolio company might need to secure additional capital through other means and sources, including selling assets or refinancing or restructuring its debt capital, which, if available, could be at higher interest rates and/or otherwise on more onerous terms than any existing debt financing. Sourcing of such capital through additional equity investment from third parties will dilute our interest in the relevant portfolio company and its returns and such dilution might be on the basis of valuations of hard-to-value illiquid assets, which could ultimately result in an over-dilution of our ownership, all of which will have an adverse impact on our financial returns generated by such portfolio company. Any delay or failure by the relevant portfolio company to secure such capital from other sources and to implement the necessary capital expenditures in whole or in part will also have an adverse impact on returns to the extent there is a delay or failure in its ability to achieve fully commissioned and/or cash- flowing status or to otherwise optimize its operational capabilities.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. Although U.S. inflation rates have fluctuated in recent periods, they remain well above the historic levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and may adversely affect our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact the return on our investments, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

Our investment portfolio includes our investments in Denali Equity Holdings, LLC, a wholly owned portfolio company, which as of December 31, 2024, represented 100.0% of our total investment portfolio at fair value. In addition, for the year ended December 31, 2024, 100.0% of our total investment income was earned from our investment in Denali Equity Holdings, LLC. For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity” and “Note 4. Investments” to our consolidated financial statements.

Portfolio companies may experience supply chain disruptions that could adversely impact our business and financial condition.

Equipment and spare parts may become unavailable or difficult to procure on terms consistent with those that a portfolio company has budgeted for. For example, some jurisdictions in which our portfolio companies may operate have experienced supply chain challenges resulting from bottlenecks caused by, among other things, increases in demand and challenges involved with ramping up to meet this demand.

Supply chains could be further disrupted in the future by factors outside of our Adviser’s or our control. This could include (1) a reduction in the supply or availability of the commodities required to produce the parts and components that a portfolio company needs to maintain existing projects and develop new projects from its development pipeline, (2) the potential physical effects of climate change, such as increased frequency and severity of storms, precipitation, floods and other climatic events and their impact on transportation networks and manufacturing centers, and (3) economic sanctions or embargoes, including those relating to human rights concerns in jurisdictions that produce key materials, components or parts.

Any material delays in procuring equipment or significant cost increases of our portfolio companies could adversely impact our business and financial condition.

Changes or innovations in technology could affect the profitability of a portfolio company that relies on existing technology.

We could be exposed to the risk that a change could occur in the way a service or product is delivered to us or a portfolio company or other asset rendering the existing technology obsolete. While the risk could be considered low in the infrastructure sector given the massive fixed costs involved in constructing assets and the fact that many infrastructure technologies are well established, any technology change that occurs over the medium term, including the use of artificial intelligence and data science, could threaten the profitability of portfolio company or our other assets. If such a change were to occur, these assets would have very few alternative uses should they become obsolete.

Our business, results of operations and financial condition may be adversely affected by volatility in commodity prices.

We may be subject to commodity price risk. The operation and cash flows of a portfolio company could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as gas, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of our Adviser or us, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries monetary and fiscal responses to inflationary trends. The actions taken by Russia in the Ukraine starting in February 2022 have also caused volatility in the commodities markets.

Events in the energy markets over the last few years have caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events continue (or even worsen), this could have an adverse impact on some of our portfolio companies and could lead to an overall weakening of global economies. Such marketplace events could also restrict our ability to sell or liquidate portfolio companies at favorable times or for favorable prices. In the event of a further market deterioration, the value of our portfolio companies in this sector might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived current market dislocation.

Our portfolio companies may rely on third-party managers or operators which may fail to perform their duties adequately.

The management of the business or operations of a portfolio company might be contracted to a third-party manager or operator unaffiliated with our Adviser. The selection of a manager or operator is inherently based on subjective criteria, making the true performance and abilities of a particular manager or operator difficult to assess. Further, there are a limited number of management companies and operators with the expertise necessary to maintain and operate infrastructure and infrastructure-related projects successfully. Although it would be possible to replace any such operator, the failure of such an operator to perform its duties adequately or to act in ways that are in the portfolio company’s best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the portfolio company’s financial condition or results of operations. A third-party manager could suffer a business failure, become bankrupt, or engage in activities that compete with a portfolio company. These and other risks, including the deterioration of the business relationship between us and the third-party manager, could have an adverse effect on a portfolio company. Should a third-party manager fail to perform its functions satisfactorily, it might be necessary to find a replacement operator, which could require the approval of a government or Regulatory Agency that has granted a concession with respect to the relevant portfolio company. It might not be possible to replace an operator in such circumstances, or do so on a timely basis, or on terms that are favorable to us.

Compliance with environmental laws and regulations may result in substantial costs to our portfolio companies.

Ordinary operation or the occurrence of an accident with respect to a portfolio company could cause major environmental damage, which could result in significant financial distress to such portfolio company, if not covered by insurance, which could occur as a result of such portfolio company not carrying adequate insurance coverage or, in some cases, as a result of the relevant environmental damage not being fully insurable. In addition, persons who arrange for the disposal or treatment of hazardous materials could also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by those persons.

Certain environmental laws and regulations may require that an owner or operator of an Infrastructure Asset address prior environmental contamination, which could involve substantial cost. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of environmental contamination. We could therefore be exposed to substantial risk of loss from environmental claims arising in respect of our portfolio companies. Furthermore, changes in environmental laws or regulations or the environmental condition of a portfolio company could create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Community and environmental groups could protest about the development or operation of Infrastructure Assets, which might induce government action to our detriment. New and more stringent environmental or health and safety laws, regulations and permit requirements, or stricter interpretations of current laws, regulations or requirements, could impose substantial additional costs on our portfolio companies, or could otherwise place a portfolio company at a competitive disadvantage compared to operators of alternative forms of infrastructure, and failure to comply with any such requirements could have an adverse effect on a portfolio company. Some of the most onerous environmental requirements regulate air emissions of pollutants and GHGs; these requirements particularly affect companies in the power and energy industries.

Even in cases where we are indemnified by the seller with respect to an Infrastructure Asset against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

We may face heightened risks unique to the nature of our portfolio companies.

Owning portfolio companies that operate Infrastructure Assets involves many relatively unique and acute risks. Projected revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of Infrastructure Assets may adversely affect the overall profitability of a portfolio company or related project. Events outside the control of the owner of an Infrastructure Asset, such as political action, governmental regulation, demographic changes, economic conditions, pandemics, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, changes in demand for products or services, bankruptcy or financial difficulty of a major customer and acts of war or terrorism and other unforeseen circumstances and incidents could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring Infrastructure Assets. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions to us or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of Infrastructure Assets involve various risks and are subject to substantial regulation (as described below), many of which may not be under the control of the owner, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities.

Although our portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a portfolio company’s losses. There can be no assurance that a portfolio company’s insurance would cover liabilities resulting from claims relating to the design, construction, maintenance, or operation of the Infrastructure Assets and businesses acquired by us, lost revenues or increased expenses resulting from such damage. If a major, uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected portfolio company. Furthermore, a portfolio company may face competition from other Infrastructure Assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.

Finally, a pandemic, epidemic or other public health crisis, such as those caused by H5N1 (avian flu), severe acute respiratory syndrome (SARS) and the SARS-CoV-2 virus (COVID-19), may occur from time to time, which could adversely impact us or our portfolio companies. It is impossible to predict with certainty the possible future business and economic ramifications arising from a public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our portfolio companies and our financial results, (iii) our and our portfolio companies’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit portfolio companies, (vi) the ability of us or our portfolio companies to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) our employees’ well- being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

Our portfolio companies may not exhibit mitigating characteristics typical of assets, businesses or projects in the infrastructure space. As a result, there can be no assurance that any perceived benefits of our portfolio companies will be realized.

We will seek to own portfolio companies that are assets, businesses or projects that typically have some or all of the following characteristics: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally predictable as a result of being governed by either rate regulation by governmental agencies or by long-term contractual arrangements with creditworthy counterparties, such as governments, municipalities and major companies, which can shield these assets from near-term economic and market trends. Whether and to what extent such characteristics exist with respect to a portfolio company is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with the our portfolio companies, but there can be no assurance that perceived or expected mitigating characteristics associated with our portfolio companies (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. It is possible that we will own portfolio companies which operate other types of Infrastructure Assets (including infrastructure-related “opportunistic” acquisitions), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case basis, as our Adviser may determine are appropriate for us in a given context based on prevailing economic and market conditions and other factors deemed relevant by us. There can be no assurance that any perceived benefits of our portfolio companies will be realized and such portfolio companies may not exhibit the forgoing characteristics.

Force majeure events may adversely affect our assets.

Our portfolio companies and their Infrastructure Assets could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, toll rates, social instability and competition from other forms of infrastructure). Some force majeure events could adversely affect the ability of a party (including an Infrastructure Asset, a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, forced events, such as the cessation of machinery (e.g., turbines) for repair or upgrade, could similarly lead to the unavailability of essential machinery and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company or other issuer, cause personal injury or loss of life, damage property, or instigate disruption of service. In addition, the cost to us or one of our portfolio companies of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Force majeure events that are incapable of or are too costly to cure might have a permanent adverse effect on a portfolio company. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries where we hold portfolio companies. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or their assets, could result in a loss to us, including if our ownership stake in such portfolio company is canceled, unwound or acquired (which could be without what we consider to be adequate compensation). Any of the foregoing could therefore adversely affect our performance.

The acquisition of portfolio companies that operate Infrastructure Assets exposes us to a higher level of regulatory control than typically imposed on other businesses.

In many instances, operating Infrastructure Assets involves substantive continuing involvement by, or an ongoing commitment to, Regulatory Agencies. There can be no assurance that (i) existing regulations applicable to acquisitions generally or the Infrastructure Assets will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to Infrastructure Assets; (iii) the technology, equipment, processes and procedures selected by our portfolio companies to comply with current and future regulatory requirements will meet such requirements; (iv) such portfolio companies’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of Infrastructure Assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of Infrastructure Assets to a higher level of regulatory control than is typically imposed on other businesses.

Regulatory Agencies might impose conditions on the construction, operations and activities of an Infrastructure Asset as a condition to granting their approval or to satisfy regulatory requirements, including requirements that such assets remain managed by our Adviser or its affiliates, which could limit our ability to dispose of Infrastructure Assets at opportune times or make the continued operation of such Infrastructure Asset unfeasible or economically disadvantageous, and any expenditures made to date with respect to such Infrastructure Asset may be wholly or partially written off. Sometimes commitments to Regulatory Agencies involve the posting of financial security for performance of obligations. If obligations are breached these financial securities may be called upon by the relevant Regulatory Agency.

There is also the risk that our portfolio companies do not have, might not obtain, or may lose permits necessary for their operations. Permits or special rulings may be required on taxation, financial and regulatory related issues. Many of these licenses and permits have to be renewed or maintained over the life of the business. The conditions and costs of these permits, licenses and consents may be changed on any renewal, or, in some cases, may not be renewed due to unforeseen circumstances or a subsequent change in regulations.

Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of a portfolio company or to otherwise implement laws, regulations, or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire portfolio companies that operate Infrastructure Assets, and additional approvals could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant portfolio company’s customer base. There can be no assurance that a portfolio company will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by a portfolio company, the completion of a previously announced acquisition or sale to third parties, or could otherwise result in additional costs and material adverse consequences to us and our portfolio companies.

Since we expect that many of our portfolio companies will provide basic, everyday services and face limited competition, Regulatory Agencies could be influenced by political considerations and could make decisions that adversely affect a portfolio company’s business. Certain types of Infrastructure Assets are in the “public eye” and politically sensitive, and as a result our activities could attract an undesirable level of publicity. Additionally, pressure groups and lobbyists could induce Regulatory Agency action to our detriment as the owner of the relevant portfolio company. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of a portfolio company. The profitability of certain portfolio companies might be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant portfolio companies and us.

An Infrastructure Asset’s operations might rely on government licenses, concessions, leases or contracts that are generally very complex and could result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits have to be maintained over the project’s life. If we or an Infrastructure Asset fails to comply with these regulations or contractual obligations, it could be subject to monetary penalties or lose its right to operate the affected asset, or both.

Where we or a portfolio company hold a concession or lease from a Regulatory Agency, such arrangements are subject to special risks as a result of the nature of the counterparty. The concession or lease might restrict the operation of the relevant asset or business in a way that maximizes cash flows and profitability. The lease or concession could also contain clauses more favorable to the Regulatory Agency counterparty than a typical commercial contract. In addition, there is the risk that the relevant Regulatory Agency will exercise sovereign rights and take actions contrary to the rights of us or a portfolio company under the relevant agreement. Poor performance and other events could lead to termination of the relevant concession or lease agreement, which might or might not provide for compensation to the relevant portfolio company. If it does, as the portfolio company would generally be deemed to have been “at fault,” then often the amount of any related senior debt might not be paid out in full and compensation for lost equity returns might not be provided.

Certain assets may require the use of public ways or may operate under easements. Regulatory Agencies typically retain the right to restrict the use of such public ways or easements or require a portfolio company to remove, modify, replace or relocate facilities relating to infrastructure assets at its own expense. If a Regulatory Agency exercises these rights, a portfolio company could incur significant costs and its ability to provide service to its customers could be disrupted, which could adversely impact the performance of such portfolio company.

Geographical concentration of our portfolio companies may make them more susceptible to changing conditions of particular geographic regions.

Our geographic diversification may be limited due to limited availability of suitable business opportunities. During periods of difficult market conditions or economic slowdown in certain regions and in Infrastructure Assets, the adverse effect on us could be exacerbated by the geographic concentration of our portfolio companies. We may seek to own and control several portfolio companies in certain regions or sectors within a short period of time. To the extent that our portfolio companies are concentrated in a particular company, geographic region, such portfolio companies will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto. For us to achieve attractive returns, one or a few of our portfolio companies will need to perform very well. There are no assurances that this will be the case. In addition, to the extent that the capital raised is less than the targeted amount and/or repurchase requests are significant, we may own and control fewer portfolio companies and thus be less diversified.

Although we intend to target portfolio companies that operate Infrastructure Assets that are broadly diversified across a number of different infrastructure sectors, geographies and asset types, to the extent our portfolio companies are concentrated in a particular market, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular market. In these circumstances and in other transactions where our Adviser intends to refinance all or a portion of the capital invested, there will be a risk that such refinancing may not be completed, which could lead to an increased risk as a result of us having an unintended reduced diversification.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Adviser, as our Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), subject to the oversight of our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The current macroeconomic environment is characterized by labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with our and our portfolio companies' businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt investments that we may hold and the value of any equity securities we may own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Investments in privately held companies involve significant risks.

We invest in privately held companies. Investments in privately held companies involve a number of significant risks, including the following:

•these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing our investment;

•they may have shorter operating histories, narrower product lines and smaller market shares, which may render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•they may depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such portfolio company and, in turn, on us;
•there is generally little public information about these companies. These companies and their financial information are generally not subject to the 1934 Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•we, our executive officers, trustees and our Adviser, its affiliates and/or any of their respective principals and employees may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation;
•changes in laws and regulations (including the tax laws), as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•they may have difficulty accessing the capital markets to meet future capital needs.

Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable.

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We plan to value these investments monthly at fair value as determined in good faith by our Adviser, as our Valuation Designee, subject to the oversight of our Board, based on, among other things, the input of an independent third-party valuation firm that has been engaged to support the valuation of such portfolio investments by providing positive assurance monthly and an independent valuation at least semiannually (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. We plan to conduct the valuation process at the end of each calendar month by our Adviser, and a portion of our investment portfolio at fair value will be subject to review by an independent third-party valuation firm each month. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our NAV per Share could be adversely affected if our determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

Our equity and debt investments in Infrastructure Assets may be risky, and we could lose all or part of our investments.

Equity Securities. We will invest in equity investments, including investments in common or preferred stock. There is no limitation on the type, size or operating experience of the companies in which we may invest. Because equity securities rank lower in the capital structure of an issuer, such investments may subject investors to additional risks not applicable to debt securities. Special-situation equities are event- driven and may be subject to greater volatility than other equity securities. All of our investments in stocks will be subject to normal market risks. While diversification among issuers may mitigate these risks, we are not required to diversify our investments in equity securities; and Shareholders must expect fluctuations in value of equity securities held by us based on market conditions. Because equity securities rank lower in the capital structure of an issuer, such investments may subject investors to additional risks not applicable to debt securities. In addition, holders of equity securities may be wiped out or substantially reduced in value in a bankruptcy proceeding or corporate restructuring.

Equity Kickers. Our Adviser anticipates that, in connection with certain of our originated or acquired loan investments, we may be issued or otherwise receive a range of equity incentives, which would usually be in the form of a warrant to acquire a portion of a borrower’s fully diluted equity, but could also be in the form of outright shares, an exit fee or some direct participation in proceeds of a sale or listing (and may also be received in connection any workouts or restructurings of those investments) (collectively, “Equity Kickers”). These Equity Kickers would be intended to enable us to participate in a borrower’s long-term value which may be created by growth facilitated by a loan, and accordingly will have little or no value at issuance and will typically generate income (if at all) only upon a sale, listing or recapitalization of the borrower. Such Equity Kickers will generally involve a high degree of risk and will be subordinate to (and thus are inherently riskier than) the debt securities and other liabilities of the issuers of such Equity Kickers. Prices of Equity Kickers generally fluctuate more than prices of debt securities and are likely to be affected more rapidly, and to a greater extent, by company-specific developments and poor economic or market conditions. In addition, these Equity Kickers may be illiquid or trade at significant discounts to otherwise comparable investments. Equity Kickers may not produce any income for us and may ultimately have no recognizable value. We may experience a substantial or complete loss on such Equity Kickers to the extent of any value given in connection with the acquisition thereof.

Senior Debt. Our investments may include first lien and second lien senior secured debt. Such debt may (i) include term loans and revolving loans, (ii) pay interest at a fixed or floating rate and (iii) be acquired by way of purchase or assignment in the primary and secondary markets. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a contracting party under the legal documentation with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution.

The factors affecting an issuer’s first and second lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company) or involve first liens only on specified assets of an issuer. Issuers of first lien loans may have two tranches of first lien debt outstanding, each with first liens on separate collateral. Second lien loans are subordinate in right of payment to one or more senior secured loans of the related borrower and therefore are subject to additional risk that the cash flow of the related borrower and the property securing the loan may be insufficient to repay the scheduled payments to us after giving effect to any senior secured obligations of the related borrower. Second lien senior loans are also expected to be a more illiquid investment than first lien senior secured loans for such reason. There also is less likelihood that we will be able to sell participations in second lien loans that we originate or acquire, which would expose us to increased risk.

Senior secured credit facilities may be syndicated to a number of different financial market participants. The documentation governing such facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the loan, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is usually done on a class basis. As a result of these voting regimes, we may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of an investment.

Senior secured loans are also subject to other risks and can cause unsecured creditors to seek remedies to limit our potential recovery of such investments, including (a) the possible invalidation of a debt or lien as a “fraudulent conveyance”; (b) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (c) equitable subordination claims by other creditors; (d) lender liability claims by the issuer of the obligations; (e) environmental liabilities that may arise with respect to collateral securing the obligations; (f) recharacterization claims in which certain creditors may seek to have our debt positions recharacterized as equity and therefore subordinate our claims to such creditors’ claims; and (g) designating the vote (i.e., ignoring the customary class vote system) under a Chapter 11 plan of reorganization in which lenders are entitled to vote as a class.

Distressed Securities. We may invest in securities, private claims and obligations of domestic and foreign entities which are experiencing or may experience significant financial or business difficulties. We may lose a substantial portion or all of our investment in a distressed environment or may be required to accept cash or securities with a value less than the investment. Such investments also may be adversely affected by state and federal laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. The market prices of such instruments are also subject to abrupt and erratic market movements and above average price volatility, and the spread between the bid and asked prices of such instruments may be greater than normally expected due to a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, all of which may significantly affect the results of our activities. Investments in distressed securities, particularly rescue financings in connection with reorganizations, often involve litigation generally related to issues related to control and preference among classes, claimants and other related matters. Such litigation can be time-consuming and expensive, and can frequently lead to unpredicted delays or losses that by their nature involve business, financial, market and/or legal risks.

Convertible Securities. Our investments may include investments in convertible securities. Convertible securities are bonds, debentures, notes, preferred shares or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a distribution that is paid or accrued on preferred shares until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may purchase common stock and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•in some cases, equity securities in which we invest will not pay current distributions, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, if we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests.

However, the equity interests we may receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the management fee and incentive fee to our Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our Shareholders will bear a share of the management fee and incentive fee due to our Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

We may be subject to risks associated with broadly syndicated loans.

Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our Adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

There may be circumstances in which our future debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of distributions, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit our portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.

If we make debt or minority equity investments, we will be subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We will not generally intend to hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our portfolio companies may be highly leveraged.

Our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Any investments that we may make in distressed securities could be considered speculative in nature and highly risky.

We may invest in distressed securities, private claims and obligations of domestic and foreign entities, or those issuers experiencing or who begin to experience some level of financial or business distress and who may be undergoing or have recently undergone bankruptcy or other restructuring, reorganization and liquidation proceedings. The characteristics of these distressed securities can cause investments in them to be particularly risky and may be considered speculative. Additionally, the ability of issuers experiencing financial or business distress to pay their debts on schedule (or at all) could be affected by adverse interest rate movements, changes in the general economic climate, economic factors affecting a particular industry or region or specific developments within the distressed business. Investments in the securities of distressed businesses frequently do not produce income while they are outstanding and may require us to bear increased expenses, including by increased investment, in order to protect and recover our investments.

Our Adviser’s fee structure may create an incentive for it to make certain investments on our behalf, including speculative investments.

The fees payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated as a percentage of the return on NAV, may encourage our Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our Shares and the holders of securities convertible into our Shares. In addition, our Adviser will receive the capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike the incentive fee, there is no hurdle rate applicable to the capital gains incentive fee. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee is computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our Adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued interest that we never actually received.

Because of the structure of the incentive fee, it is possible that we may have to pay the incentive fee in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our Adviser may be able to invest our funds in debt investments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our Adviser to surpass the fixed hurdle rate and receive the incentive fee.

Our investments in foreign companies or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S. dollar denominated investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. The fair value (rather than the notational value) of any derivatives or swaps we enter into will be included in our calculation of gross assets for purposes of calculating the management fee. Additionally, derivatives and swaps will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the incentive fee based on realized capital gains. As a result, any derivatives we enter into that result in realized gains may increase the amount of the fees you will be required to pay us.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

As a BDC, we are permitted to enter into unfunded commitment agreements, and, if we fail to meet certain requirements, we will be required to treat such unfunded commitments as derivative transactions, subject to leverage limitations, which may limit our ability to use derivatives and/or enter into certain other financial contracts.

Under Rule 18f-4 under the 1940 Act, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rule. We qualify and operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the 1940 Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

Risks Relating to an Investment in our Shares

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our Private Offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such Shares, and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to Shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from our Adviser or our Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test that is applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the sole discretion of our Board and will depend on our earnings, our financial condition, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our Shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our Private Offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

Any distributions to Shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Although payments under the Expense Support and Conditional Reimbursement Agreement will not be directly used to fund distributions, substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by our Adviser and its affiliates, including through any potential waiver of certain investment advisory fees by our Adviser. Any expenses assumed by our Adviser after the commencement of our operations will be subject to recoupment under the terms of the Expense Support and Conditional Reimbursement Agreement. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Repayment of amounts reimbursed or waived by the Adviser or its affiliates, pursuant to the Expense Support and Conditional Reimbursement Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which you would otherwise be entitled. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses we may incur; however, if our Adviser chooses to advance any expenses, this may prevent or reduce a decline in NAV until we repay such expenses by mitigating the effects of such advanced expenses would have on us.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Private Offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from our Adviser or our Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser or our Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any past or future offering and the performance of our investments. Shareholders should also understand that our future repayment to our Adviser will reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which you would otherwise be entitled. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. Our Adviser and our Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to adopt a Share Repurchase Program, we have discretion to not repurchase Shares, and our Board has the ability to amend, suspend or terminate the Share Repurchase Program.

Our Board may not adopt a Share Repurchase Program, and if such a program is adopted, may amend, suspend or terminate the Share Repurchase Program at any time in its discretion. You may not be able to sell your Shares at all in the event our Board amends, suspends or terminates the Share Repurchase Program absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Shares requested in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Shares being repurchased without regard to class. The Share Repurchase Program has many limitations and should not be relied upon as a method to sell Shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our Share Repurchase Program may be at a time that is disadvantageous to our Shareholders.

In the event a Shareholder chooses to participate in our Share Repurchase Program, the Shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per Share will be on the repurchase date. Although a Shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Shareholder seeks to sell Shares to us as part of our periodic Share Repurchase Program, the Shareholder will be required to do so without knowledge of what the repurchase price of our Shares will be on the repurchase date.

Our ability to raise capital may impact the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may impact our ability to purchase a broad portfolio of investments. To the extent that we are unable to raise all the capital we seek, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. To the extent that we are unable to raise all the capital we seek, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may in the future determine to issue preferred shares, which could adversely affect the holders of our Shares.

Any issuance of preferred shares with distribution or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred shares could make an investment in our Shares less attractive. In addition, the distributions on any preferred shares we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred shares must take preference over any distributions or other payments to our Shareholders, and holders of preferred shares are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred shares that converts into Shares). In addition, under the 1940 Act, preferred shares constitute a “senior security” for purposes of the asset coverage test.

Terms relating to redemption may materially adversely affect returns on any debt securities that we may issue.

If we issue any debt securities that are redeemable at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In addition, if we issue any debt securities subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, holders of such debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately negotiated investments in loans and illiquid securities of private portfolio companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate portfolio company investments prior to purchasing our Shares. Additionally, our Adviser selects our investments, and our Shareholders have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Shares. To the extent we are unable to deploy all capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

In addition, we anticipate, based on the amount of proceeds that may be raised at the beginning stages of our investment operations, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in companies. Distributions paid during this period may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay the management fee to our Adviser throughout this interim period irrespective of our performance. If the management fee and our other expenses exceed the return on the temporary investments, our equity capital will be reduced. If we do not produce positive investment returns, expenses and fees will reduce the amount of the original invested capital recovered by the Shareholders to an amount less than the amount invested in us by such Shareholders.

Our Shares have limited liquidity.

The Shares will not be registered under the 1933 Act or any other securities laws, nor will they be readily transferable, if at all. Our Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Shares on a national securities exchange. We do not currently intend to list our Shares on a national securities exchange. An investment in us is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in us. Except in limited circumstances for legal or regulatory purposes, our Shareholders are not entitled to redeem their Shares. Shareholders must be prepared to bear the economic risk of an investment in our Shares for an extended period of time. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

We are a privately placed, perpetual-life BDC and our Shareholders may not be able to transfer or otherwise dispose of our Shares at desired times or prices, or at all.

We are a privately placed non-exchange traded, perpetual life-BDC. Our Shares may generally only be transferred with our consent, which may be granted or withheld in the sole discretion of our Adviser. Additionally, our Shares may not be listed for trading on a stock exchange or other securities market. We currently do not plan to undertake a liquidity event, so there is no guarantee that a public market for our Shares will ever develop. As a result, our Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

Certain investors will be subject to 1934 Act filing requirements relating to their beneficial ownership of Shares.

Because our Shares are expected to be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our Shareholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each Shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our Shareholders who hold more than 10% of our Shares may be subject to Section 16(b) of the 1934 Act, which recaptures for our benefit profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

If investors domiciled or having their registered office in the EU or the UK participate in the Private Offering, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive (the “AIFMD”).

The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”) and the UK respectively.

To the extent we are actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) we and our Adviser will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) we and our Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in us incurring additional costs and expenses or may otherwise affect our management and operation; (iii) our Adviser will be required to make detailed information relating to us and our investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain of our activities in relation to EEA or UK portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect our operations generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for us to raise our targeted amount of capital. The European Union is implementing a Directive to amend AIFMD (“AIFMD II”). AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the alternative investment fund manager (“AIFM”) authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and alternative investment funds (“AIFs”) established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

We may make credit investments, which could restrict our activities and oblige us to comply with certain regulatory requirements.

Funds that make credit investments have been the subject of increasing regulatory focus at international and regional level. To the extent that we are engaged in lending activity, we may be subject to restrictions on our activities and be obliged to comply with regulatory reporting and disclosure requirements in accordance with AIFMD II and/or other future regulatory initiatives. This may impact upon our activities and/or returns, lead to additional costs and expenses, and/or require the commitment of additional resources.

The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.

From 2026, AIFMD II will introduce rules in respect of funds that originate loans, including in relation to (a) leverage limits, (b) liquidity requirements for open-ended loan-originating funds, (c) a limit on exposure to a single financial institution, (d) a prohibition on lending to certain entities and/or individuals that may give rise to conflicts of interest, (e) a ban on ‘originate-to-distribute’ strategies, (f) a risk retention requirement, (g) mandatory disclosures and reporting, and (h) policies and procedures for loan origination.

It is not yet confirmed whether or not the AIFMD II requirements in respect of funds originating loans will apply to non-EEA AIFMs. We may or may not, therefore, be required to comply with the AIFMD II restrictions on funds originating loans. If we are required to comply with the AIFMD II restrictions, this could affect our investment portfolio, require the implementation of policies and procedures for loan origination, and lead to an increase in the resources and costs necessary for compliance.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Plan Asset Regulations. In this regard, until such time as all classes of our Shares are considered “publicly offered securities” within the meaning of the Plan Asset Regulations, we intend either to limit investment in our Shares by “benefit plan investors” to less than 25% of the total value of our Shares (within the meaning of the Plan Asset Regulations) or to operate so as to qualify as an “operating company” (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, our assets were deemed to be “plan assets” of any Shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence, diversification, delegation of control and other fiduciary responsibility standards of ERISA to investments made by us, and (ii) the possibility that certain transactions in which we have engaged in or might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. In such an event, absent an exemption, we could be restricted from acquiring an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, if our assets were to be treated as including plan assets of a “benefit plan investor,” the payment of certain of the fees and/or the allocation of certain of our returns to our Adviser or its affiliates might constitute prohibited transactions under ERISA and the U.S. Internal Revenue Code of 1986, as amended (the “Code”). If a prohibited transaction occurs for which no exemption is available, our Adviser and/or any other fiduciary that has engaged in the prohibited transaction may be subject to penalties and liabilities under ERISA and Section 4975 of the Code. In addition, the party in interest or disqualified person that has participated in the nonexempt prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code. These excise taxes, penalties and liabilities could be substantial.

Our Adviser can take any action it determines in good faith so that our assets should not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code. Our Adviser’s authority to take such action includes the right to: (1) make structural, operating or other changes with respect to the Fund; (2) make structural or other changes in any portfolio investment; (3) dissolve the Fund; (4) cancel all or part of any Shareholder’s uncommitted Capital Commitment (if any); (5) require the Transfer or withdrawal, in whole or in part, of a Shareholder’s Shares; or (6) cause the us to exercise our Limited Exclusion Right (as defined in the Subscription Agreement) to exclude a Shareholder from purchasing Shares from us if, in our sole discretion, there is a substantial likelihood that such Shareholder’s purchase of Shares would, among other things, cause the participation of Benefit Plan Investors to be “significant” or our assets to be considered “plan assets” for the purposes of ERISA or Section 4975 of the Code.

Prospective investors should consult with their own advisors as to the consequences of making an investment in us.

We may be liable for unfunded pension liabilities of our portfolio companies.

In at least one federal circuit court of appeals, a court found that, in certain circumstances, an investment company could be treated as a “trade or business” for purposes of determining pension liability under ERISA. Therefore, where an investment company owns 80% or more (or, possibly, under certain circumstances, less than 80%) of a portfolio company, such company (and any other 80%-owned portfolio companies of such investment company) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. We may, from time to time, own an 80% or greater interest in a portfolio company that has unfunded pension fund liabilities. If we (or our 80%-owned portfolio companies) were deemed to be liable for such pension liabilities, this could have a material adverse effect on our operations and the companies in which we invest. This discussion is based on current court decisions, statutes and regulations regarding control group liability under ERISA as in effect as of the date of this Annual Report, which may change in the future as the case law and guidance develops.

The fiduciary of any investor governed by the fiduciary rules under ERISA, Section 4975 of the Code or other applicable Similar Laws must determine that an investment in us is appropriate for such investor.

Until such time as our Shares are considered “publicly offered securities” within the meaning of 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), we intend to conduct our affairs so that our assets will not be deemed to be “plan assets” under the Plan Asset Regulations by limiting investment in our Shares by “benefit plan investors” to less than 25% of the total value of our Shares or by operating us as an “operating company” within the meaning of the Plan Asset Regulations. The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code or other Similar Laws must independently determine whether our Shares are an appropriate investment for such investor, taking into account any fiduciary obligations under ERISA, Section 4975 of the Code or other applicable Similar Laws and the facts and circumstances of each such investor.

There is a risk that investors in our Shares may not receive distributions or that our distributions may not grow over time and that investors in any debt securities we may issue in the future may not receive all of the interest income to which they are entitled.

For distributions with record dates set after 2024, we intend to make distributions on a monthly basis to our Shareholders out of assets legally available for distribution and in accordance with applicable state law. Any distributions we make will be paid at the sole discretion of our Board. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a distribution and if more Shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash distributions.

In addition, due to the asset coverage test that is applicable to us as a BDC, we may be limited in our ability to make distributions. Credit facilities that we may enter into in the future could limit our ability to declare distributions if we default under certain provisions. Further, if we invest a greater amount of assets in non-income producing securities, it could reduce the amount available for distribution and may also inhibit our ability to make required interest payments to holders of any debt we may issue, which may cause a default under the terms of debt agreements that we may be party to. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Investing in our Shares may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

The NAV of our Shares, and liquidity, if any, of the market for our Shares may fluctuate significantly.

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years. The NAV of our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•price and volume fluctuations in the capital and credit markets from time to time;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to BDCs;
•changes in accounting guidelines governing valuation of our investments;
•loss of our BDC status;
•loss of a major funding source;
•our ability to manage our capital resources effectively;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of Ares’ key personnel;
•uncertainty surrounding the strength of the U.S. economy;
•global unrest; and
•general economic trends and other external factors.

Our Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to Shareholders that are participants in our distribution reinvestment plan are automatically reinvested in our Shares. As a result, our Shareholders that do not opt into our distribution reinvestment plan will experience dilution in their ownership percentage of our Shares over time. See “Item 1. Business—Distribution Reinvestment Plan.”

Our future credit ratings may not reflect all risks of an investment in our debt securities.

Any credit ratings we receive will be an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in such credit ratings will generally affect the market value of any debt securities we issue. Such credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of or any trading market for any debt securities we issue.

Certain provisions of our Organizational Documents and actions of the Board could deter takeover attempts and have an adverse impact on the value of our Shares.

Our Declaration of Trust provides that we are not required to hold annual meetings for the election of trustees and our Subscription Agreement provides that Shares are not transferable without the consent of our Adviser. These and other provisions of the Organizational Documents may have the effect of preventing or discouraging a third party from being able to take control of us and thus preventing the holders of our Shares of the opportunity to realize a premium over the value of our Shares that a change of control might bring.

Risk Factors Related to Federal Income Taxation

We are taxed as a Corporation under Subchapter C of the Code and not as a regulated investment company.

In order to make certain investments that would be eligible for U.S. federal income tax credits and other tax incentives, we have elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. We do not qualify as a regulated investment company under Subchapter M of the Code. Accordingly, we are subject to U.S. federal and applicable state and local income tax on our net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors. Currently, the maximum rate of tax applicable to corporations is 21%. Therefore, since we are treated as a corporation for U.S. federal income tax purposes, certain investors, including U.S. taxable investors and state pension plans (which might otherwise prefer not to participate in investments through entities taxed as corporations for U.S. federal income tax purposes) will be required to invest through an entity taxed as a corporation in order to invest in us.

We cannot predict how tax reform legislation will affect us, our investments, or our Shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, the availability, amount and monetization of certain tax credits and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our Shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to us and our Shareholders. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our eligibility for certain tax benefits may be significantly impaired.

We are expected to make investments that would be eligible for U.S. federal income tax credits and other tax incentives. Certain tax credits and accelerated depreciation are subject to reduction to the extent of ownership of the property that generates such tax credits and accelerated depreciation by tax-exempt persons. For purposes of determining the amount of reduction of such tax credits and accelerated depreciation, if tax-exempt persons own fifty percent of more by value of the stock of a corporation, then such corporation shall be treated as a tax-exempt entity (such a corporation, a “Tax-Exempt Controlled Entity”). A Tax-Exempt Controlled Entity may elect to not be treated as such, provided that any gain recognized by tax-exempt investors in the Tax-Exempt Controlled Entity on a disposition of an interest therein, and any dividend, distribution or interest received or accrued by a tax-exempt investor from such electing tax-exempt controlled entity, be treated as UBTI to the tax-exempt investor. Accordingly, our eligibility for certain tax credits and accelerated depreciation with respect to its investments may be restricted if more than 50% of our investors are tax-exempt persons. We intend to closely monitor the tax- classifications of its investors and to pursue structuring alternatives to avoid classification as a Tax-Exempt Controlled Entity.

General Risk Factors

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Shares. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non- performing loans on the balance sheets of European banks, and instability in the Chinese capital markets. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our NAV and dividends and adversely affect our financial prospects and condition.

Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the Russia-Ukraine war, and more recently the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, the Russia-Ukraine war, Israel-Hamas war and other armed conflicts may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

We may experience fluctuations in our operating results.

We could experience fluctuations in our operating results due to a number of factors, including the interest rates payable on the debt investments we make, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our Adviser, our Administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Adviser’s employees, our Administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that Ares collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and Ares must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and Ares’ cybersecurity risks. The result of any security incident or cyber-attack may include disrupted operations, including in our and our Adviser’s operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our Adviser’s employees’, our Administrator’s employees’, their affiliates’ employees’, our investors’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential, personal and other sensitive information, including price information about existing and potential investments. Further, we are dependent on third-party service providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in Ares’ networks and Ares’ and our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support our services. Ares’ and our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party service providers.

Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

Our portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investments or assets of the same type or may require applicable portfolio companies to increase preventative security measures or expand insurance coverage.

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. We will need to comply with this amended rule beginning December 2025. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares’ policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with the new SEC rules, including Ares’ increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our Adviser and our Administrator. Ares Management’s cybersecurity strategy prioritizes the detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Adviser or our Administrator. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our Adviser or our Administrator, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our Adviser and our Administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to the Investment Advisory Agreement and the Administration Agreement with respect to certain policies supporting the cybersecurity program including Ares Management’s Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Adviser, or our Administrator, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant employees of our Adviser and our Administrator. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the Audit Committee and to our full Board, if appropriate.

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our Adviser and our Administrator. Ares Management’s dedicated internal cybersecurity team is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Global Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our Adviser and Administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls and ongoing cybersecurity efforts.

The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167 and are provided by our Administrator or one of its affiliates in accordance with the terms of the Administration Agreement.

Item 3. Legal Proceedings

From time to time, we, our executive officers, trustees and our Adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings.

We and our Adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Adviser or legal or regulatory proceedings or investigations against us or our Adviser, respectively. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

We do not intend to list our Shares on any securities exchange, and we do not expect a secondary market in our Shares to develop.

Holders

As of March 10, 2025, there were 345 holders of record of our Shares. Holders of record exclude any new holders who purchased Shares in the March 3, 2025 subscription.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period from May 7, 2024 (inception) to December 31, 2024, we called approximately $156 million of capital and in exchange issued 6,226,600 Shares. These Shares were issued and sold to investors who are (i) “accredited investors” within the meaning of Regulation D under the of the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of Shares issued following December 31, 2024.

We are engaging in a continuous, unlimited private placement offering of our Shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.

We determine NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share during the period from May 7, 2024 (inception) to December 31, 2024:

NAV Per Share
May 31, 2024	$—
June 30, 2024	—
July 31, 2024	—
August 31, 2024	25.0000
September 30, 2024	24.9152
October 31, 2024	25.2860
November 30, 2024	25.4101
December 31, 2024	25.1266

Issuer Purchases of Equity Securities

During the period from May 7, 2024 (inception) to December 31, 2024, there were no repurchases of the Shares.

Share Repurchase Program

Beginning with the third quarter of 2025, we plan to implement the Share Repurchase Program pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. We intend to conduct any such repurchases of our Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all holders of our Shares and filed with the SEC on Schedule TO. The amounts involved may be material.

Distributions

We have declared distributions each month beginning December 2024 and, to the extent that we have taxable income available, we intend to continue making monthly distributions to our Shareholders. Distributions to Shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on our earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table presents our distributions that were declared and payable during the period from May 7, 2024 (inception) to December 31, 2024 (dollars in thousands except per share amount):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 17, 2024	December 31, 2024	January 23, 2025	$0.9221	$5,742

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “distribution reinvestment plan”), pursuant to which we will reinvest cash distributions made by us on behalf of our Shareholders in additional whole and fractional Shares unless such Shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and we declare, a cash distribution, then the Shareholders who have not “opted out” of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating Shareholder’s account. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Core Infrastructure Fund (the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, including statements concerning:

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
•our ability to deploy any capital raised in our continuous Private Offering;
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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us on the filing date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC.

Overview

Ares Core Infrastructure Fund, a Delaware statutory trust formed on May 7, 2024, is an externally managed, closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. Prior to the BDC Election, we conducted our investment activities and operations pursuant to the exclusions from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We commenced operations on August 28, 2024 in connection with the initial closing of our Private Offering, pursuant to which we issued and sold 6,226,000 Shares for an aggregate purchase price of approximately $155.7 million.

The Fund has elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, the Fund is subject to U.S. federal income tax on its net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors.

In addition, the Fund intends to commence holding monthly closings for its Private Offering, in connection with which the Fund will issue Shares to investors for immediate cash investment in reliance on exemptions from the registration requirements of the 1933 Act. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

Subject to the overall supervision of the Board, we are externally managed by our Adviser, pursuant to the Investment Advisory Agreement. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. Our Administrator provides certain administrative and other services necessary for us to operate.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the 1940 Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act. In addition, our Adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that we intend to rely on, which will permit us and other BDCs and registered closed-end management investment companies managed by Ares and its affiliates to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

See “Item 1. Business—Overview” for more information on our investment objectives.

Trends Affecting Our Business

Infrastructure investment opportunities continue to be supported by the convergence of two megatrends – digital infrastructure and artificial intelligence adoption – paired with surging power demand expectations. Renewable energy transaction volume remained strong, which has supported elevated renewable energy revenue contract prices.

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

For the period from May 7, 2024 (inception) to December 31, 2024
Amount of investments funded:
Equity	$347,531
Total	$347,531

Our investments consisted of the following ($ in thousands):

	As of December 31, 2024
	Cost	Fair Value
Denali Equity Holdings, LLC (1)	$347,531	$339,136
Total	$347,531	$339,136

(1)The underlying 2.6 gigawatt portfolio consists of 15 projects in operation across Electric Reliability Council of Texas, Midcontinent Independent System Operator, PJM and Southwest Power Pool, of which 53% is solar, 25% wind and 22% co-located battery storage capacity.

Components of our Results of Operations

Revenues

We generate revenue in the form of distribution income by investing primarily in Core Infrastructure Assets, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors.

Expenses

The services of all investment professionals of our Adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. Under the Investment Advisory Agreement, we bear all other costs and expenses of our operations and transactions. See “Note 3. Agreements and Organizational Agreements” to our consolidated financial statements for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), which was amended and restated on January 13, 2025, with our Adviser, pursuant to which our Adviser may elect to pay certain of the Fund’s expenses on the Fund’s behalf. The Adviser has agreed to advance a portion of the Fund’s organization, initial offering and operational expense, which includes the Fund’s organization and initial offering expenses incurred in connection with the Private Offering through the date of the BDC Election. See “Note 3. Agreements and Organizational Agreements” and “Note 7. Commitments and Contingencies” to our consolidated financial statements for more information on the Expense Support and Conditional Reimbursement Agreement.

Results of Operations

We commenced operations on August 28, 2024 after we received initial capital from the Private Offering (as defined below).

Operating results for the period from May 7, 2024 (inception) to December 31, 2024 were as follows ($ in thousands):

For the period from May 7, 2024 (inception) to December 31, 2024
Total income	$12,390
Net expenses	5,151
Net investment income before income taxes	7,239
Income tax expense	(1,904)
Net investment income	5,335
Net unrealized gains on investments and derivatives	1,195
Net increase in stockholders’ equity resulting from operations	$6,530

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
Total investment income was primarily due to distribution income from our investment in Denali Equity Holdings, LLC.

During the period from May 7, 2024 (inception) to December 31, 2024, we incurred expenses of $10.3 million of which $3.8 million have been reimbursed by the Adviser in accordance with the Expense Support and Conditional Reimbursement Agreement. See “Note 3. Agreements and Organizational Agreements” and “Note 7. Commitments and Contingencies” to our consolidated financial statements for more information on our Expense Support and Conditional Reimbursement Agreement.

For the period from May 7, 2024 (inception) to December 31, 2024, we incurred $0.7 million in management fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive all of the $0.7 million of management fees earned in accordance with the Investment Advisory Agreement for the period from May 7, 2024 (inception) to December 31, 2024. This waiver is not subject to recoupment.

The income based fee of $0.8 million was earned for the period from May 7, 2024 (inception) to December 31, 2024. The Adviser has chosen to voluntarily waive the $0.8 million income based fee earned in accordance with the Investment Advisory Agreement for the period from May 7, 2024 (inception) to December 31, 2024. This waiver is not subject to recoupment. The capital gains incentive fee of $0.1 million was earned for the period from May 7, 2024 (inception) to December 31, 2024.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from our uncalled capital commitments and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $25.5 million of immediate liquidity as of December 31, 2024, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our Shares, from which we generated proceeds of approximately $155.7 million for the period from May 7, 2024 (inception) to December 31, 2024.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Our initial shareholders and the Board have approved the election, upon the BDC Election, that allows us to reduce our asset coverage ratio to 150%, which became effective on December 2, 2024. As of December 31, 2024, we had $212.5 million senior securities outstanding and the Asset Coverage Ratio was 174%.

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

Equity Capital Activities

On August 9, 2024, Ares Management LLC, a subsidiary of Ares Management, purchased 1,000 Shares at $25.00 per Share as the Fund’s sole initial shareholder. On August 28, 2024, the Fund issued 6,225,600 Shares at $25.00 per Share. As of December 31, 2024, the Fund had capital commitments totaling approximately $395.0 million (approximately $239.0 million remaining undrawn, of which approximately $50.0 million are from affiliates of the Adviser).

Private Offering

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

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per Share for the period from the month we commenced investment activities through December 31, 2024:

For the months ended	NAV per share
August 31, 2024	$25.0000
September 30, 2024	24.9152
October 31, 2024	25.2860
November 30, 2024	25.4101
December 31, 2024	25.1266

Distributions

We have declared distributions each month beginning December 2024 and, to the extent that we have taxable income available, we intend to continue making monthly distributions to holders of our Shares (the “Shareholders”). Distributions to Shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on our earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table presents our distributions that were declared and payable for the period from May 7, 2024 (inception) to December 31, 2024 (dollars in thousands except per share amount):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 17, 2024	December 31, 2024	January 23, 2025	$0.9221	$5,742

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund reinvests cash distributions declared by the Fund on behalf of the Fund’s shareholders in additional whole and fractional Shares unless such shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the Fund’s shareholders who have not opted out of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account. The purchase price for Shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such Shares at the time the distribution is payable.

Share Repurchase Program

Beginning with the third quarter of 2025, we plan to implement a repurchase program (the “Share Repurchase Program”) pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. We intend to conduct any such repurchases of our Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all holders of our Shares and filed with the SEC on Schedule TO. The amounts involved may be material.

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $212.5 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“DSR LC Facility”). The remaining portion of the Denali Credit Agreement and DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 through the maturity date. The DSR LC Facility is to provide letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the LC.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Co-Borrowers, and (b) all tangible and intangible assets of the Co-Borrowers. Other than with respect to the pledge of the equity interests of the Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Co-Borrowers, including the Fund.

On September 11, 2024, ACI Denali entered into interest rate swap agreements with MUFG and BNP Paribas to exchange the SOFR rate in the Denali Term Loan with a fixed rate for 75% of the amount of the Denali Term Loan. The fixed rate for MUFG and BNP Paribas is 3.338% and 3.335%, respectively, plus the applicable margin (see “Note 6. Derivative Instruments” to our consolidated financial statements for more information).

On December 27, 2024, MUFG and BNP Paribas syndicated a portion of their interest in the Denali Credit Agreement and related interest rate swaps to Bank of China Limited New York Branch, Bayerische Landesbank, Canadian Imperial Bank of Commerce, NatWest Markets Plc and PNC Bank, National Association. As part of the syndication, BNP Paribas and MUFG adjusted their fixed interest rate so the weighted average fixed interest rate across all participating banks remained unchanged from the original interest rate swap agreement (see “Note 6. Derivative Instruments” to our consolidated financial statements for more information).

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this Report. See “Note 2. Significant Accounting Policies” to our consolidated financial statements for more information on our critical accounting policies.

Investments

We value our investments in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder, which sets forth requirements for determining fair value in good faith. Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as its “Valuation Designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight by our Board. Investments for which market quotations are readily available will typically be valued at such market quotations. In order to validate market quotations, the Valuation Designee, will review a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity investments that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Adviser, subject to the Board’s oversight, based on, among other things, the input of the Fund’s independent third-party valuation firm that has been engaged to support the valuation of such portfolio investments by providing positive assurance monthly and an independent valuation at least semiannually (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Fund’s Valuation Designee to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Board. All investments are recorded at their fair value.

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
•The Valuation Designee will provide all relevant information related to the portfolio investments for the IVP to independently provide positive assurance on the valuation approach and inputs (monthly), provide positive assurance on the valuation of all positions (quarterly), and estimate a range of fair values (at least semiannually) for each investment:

◦Monthly, the IVP reviews and analyzes the data provided by the Valuation Designee, including the reasonableness of the valuation approach, as well as the mathematical accuracy and the appropriateness and supportability of inputs and assumptions, and provides positive assurance on the valuation approach and inputs;

◦Quarterly, the IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and provides positive assurance on the valuation of all positions;

◦At least semiannually, the IVP independently determines a range of fair values for each of the portfolio investments; and

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

Investments held by us are valued in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder and the provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by the Board that are consistent with the provisions of Rule 2a-5 under the 1940 Act and ASC 820-10. Consistent with its valuation policies and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in our portfolio, the fair value of a portion of our investments may be determined using unobservable inputs.

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

See “Note 8. Fair Value of Financial Instruments” to our consolidated financial statements for more information on our valuation process.

Recent Developments

On January 13, 2025, we and our Adviser entered into an amended and restated Expense Support and Conditional Reimbursement Agreement (the “A&R Expense Support and Conditional Reimbursement Agreement”). The A&R Expense Support and Conditional Reimbursement Agreement amends and restates in its entirety the Expense Support and Conditional Reimbursement Agreement, dated August 12, 2024, by and between us and our Adviser. Pursuant to the A&R Expense Support and Conditional Reimbursement Agreement, we clarified the definition of “Available Operating Funds,” from which we are expected to reimburse our Adviser for expense payments made on our behalf, to better align with the line items reported in our financial statements. The Board determined that the A&R Expense Support and Conditional Reimbursement Agreement was in the best interest of the Fund.

On January 14, 2025, we amended and restated the Declaration of Trust in its entirety (the “A&R Declaration of Trust”). In accordance with the A&R Declaration of Trust, among other things, the Declaration of Trust was amended to clarify that any action of the Board or any committee thereof may be taken by unanimous written consent and any action that requires the separate vote of Independent Trustees may be taken by the unanimous written consent of such Independent Trustees. In addition, the provision relating to agreements with shareholders previously contained in Article XI of the Declaration of Trust was deleted in its entirety. Finally, certain provisions of the Declaration of Trust were clarified to reference relevant limitations applicable pursuant to federal securities laws.

On January 14, 2025, we amended and restated our bylaws (the “A&R Bylaws”) to make changes that conform with the A&R Declaration of Trust. The A&R Bylaws became effective concurrently with the A&R Declaration of Trust.

On January 16, 2025, we announced the declaration of regular monthly distributions for January, February and March in the amount of $0.2250 per Share for each month.

On February 3, 2025, we agreed to sell Shares for an aggregate purchase price of $377.9 million. The sale price per Share is equal to $25.0625, the NAV per Share as of January 31, 2025. On March 3, 2025, we entered into subscription agreements with several investors to purchase an aggregate of up to $35.0 million of Shares. The sale price per Shares is equal to the NAV per Share as of February 28, 2025. No underwriting discounts or commissions were paid in connection with the sale of such Shares. The issuance of the Shares was exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On March 12, 2025, we amended and restated the Declaration of Trust in its entirety (the “Second A&R Declaration of Trust”). The Declaration of Trust was amended to comply with Japanese regulations relating to marketing the Fund to Japanese investors.

On March 13, 2025, we announced the declaration of regular monthly distributions for April, May and June in the amount of $0.2106, $0.2102 and $0.2079, respectively, per Share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” in this Annual Report.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as our Valuation Designee, subject to the oversight of our Board, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation by providing positive assurance monthly and an independent valuation at least semiannually (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as “Note 2. Significant Accounting Policies” and “Note 8. Fair Value of Financial Instruments” to our consolidated financial statements for more information relating to our investment valuation.

Interest Rate Risk

In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the period from May 7, 2024 (inception) to December 31, 2024, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

April, May, and June 2025 Distributions

On March 13, 2025, the Fund announced the declaration of regular monthly distributions for April, May and June. The following table presents the regular monthly gross distributions per share that were declared:

Record Date	Payment Date(1)	Gross Distribution Per Share
April 30, 2025	May 22, 2025	$0.2106
May 30, 2025	June 25, 2025	$0.2102
June 30, 2025	July 23, 2025	$0.2079

(1) The distributions on the Fund's Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund's Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Second Amended and Restated Declaration of Trust

On March 12, 2025, the Fund amended and restated the Declaration of Trust in its entirety. The Declaration of Trust was amended to comply with Japanese regulations relating to marketing the Fund to Japanese investors.

The foregoing description of the Second A&R Declaration of Trust is qualified in its entirety by reference to the Second A&R Declaration of Trust, which is filed as Exhibit 3.1 hereto and is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Our Board monitors and performs an oversight role with respect to our business and affairs including with respect to investment activities, the monthly valuation of our assets by our Adviser (our Board’s Valuation Designee), our financing arrangements and corporate governance activities.

The Board consists of five members, three of whom are not “interested persons” of us or of our Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. The Board elects our executive officers, who will serve at the discretion of the Board. The trustees hold office for an unlimited term.

Trustees

Information regarding our Board is as follows:

Name	Age	Position
Keith Derman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52	Co-Chief Executive Officer and Trustee
Julie Solomon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47	Trustee
Sandra R. Anceleitz . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59	Trustee
Ann Torre Bates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	66	Trustee
Andrew Spence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	68	Trustee

Executive Officers and Certain Other Officers Who are Not Trustees

Information regarding our executive officers and certain other officers who are not trustees is as follows:

Name	Age	Position
Steven Porto . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40	Co-Chief Executive Officer
Christina Oh . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45	Chief Financial Officer and Treasurer
Jay Henning. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49	Chief Accounting Officer
Lisa Morgan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49	Chief Compliance Officer
Noah Ehrenpreis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42	Vice President and Assistant Secretary
Naseem Sagati Aghili . . . . . . . . . . . . . . . . . . . . . . . . . . . .	43	Vice President
Mohan P. Thomas. . . . .. .. . . . . . . . . . . . . . . . . . . . . . . . . .	53	Vice President

Biographical Information

The following is information concerning the experience of our Board, executive officers and certain other officers.

Board

Keith Derman. Keith Derman has served as our trustee and Co-Chief Executive Officer since August 2024. Mr. Derman is a Partner and Co-Head of Ares’ infrastructure opportunities team and additionally serves on the Ares Infrastructure Group’s Infrastructure Opportunities and Climate Infrastructure Partners Investment Committees. As the Co-Head of Ares’ infrastructure opportunities team, he oversees all aspects of strategy, origination, capital deployment and portfolio management across the infrastructure industry. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. In 2015, Mr. Derman joined Ares through the firm’s acquisition of Energy Investors Funds, where he was a Partner and had worked for 10 years. From 2002 to 2005, he was a Manager of Corporate Development at PSEG Power, where he focused on the acquisition and development of power generation and transmission projects as well as spending significant time in the company’s commodity trading and international businesses. In addition, Mr. Derman worked as a Senior Financial Analyst in the Acquisition and Development Group at Sunterra Corporation, a publicly traded real estate and resort company. He began his career as a Financial Analyst at Smith Barney, where he was a member of the mergers and acquisitions group. Mr. Derman is a member of the Board of Directors of a number of portfolio companies including Apex Clean Energy. Mr. Derman also serves on the Board of Visitors at

Duke University’s Nicholas School of the Environment. Mr. Derman holds a B.A., cum laude, from Duke University in Political Science and an M.B.A. from the University of Pennsylvania Wharton School in Entrepreneurial Management.

Julie Solomon. Julie Solomon has served as our Trustee since October 2024. Ms. Solomon is a Partner and Co-Head of Ares Real Estate. Additionally, Ms. Solomon serves as a member of the Ares Real Estate Global and Debt Investment Committees. She may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2013, Ms. Solomon was a Partner at AREA Property Partners. Previously, Ms. Solomon was an Associate at JP Morgan. Ms. Solomon is a member of New York Women Executives in Real Estate (WX), Pension Real Estate Association (PREA) and sits on the Advisory Board of NYPEN Real Estate. Ms. Solomon holds a B.A., magna cum laude, from the University of Pennsylvania in History and an M.B.A. from Harvard Business School.

Sandra R. Anceleitz. Sandra R. Anceleitz has served as our Trustee since October 2024. Ms. Anceleitz also currently serves as a trustee of Ares Strategic Income Fund and as a member of its audit committee and nominating and governance committee. Ms. Anceleitz currently dedicates her time to non-profit work. From 1997 to 2010, Ms. Anceleitz served as Managing Director of the Global Loan Sales Group for Bank of America/Merrill Lynch. During her time at Bank of America/Merrill Lynch, Ms. Anceleitz also served as Director of the High Yield Bond Sales Group from 1996 to 1997 and Director of the Loan Origination Group from 1994 to 1996. Prior to joining Bank of America/Merrill Lynch, Ms. Anceleitz served as Vice President of the Loan Original Group for Chemical Bank. Ms. Anceleitz holds a dual B.A. in Business / Economics and Mathematics from Lafayette College and an Executive M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Ms. Anceleitz’s experience in the financial sector provides the Board with valuable knowledge and insight in the financial services sector.

Ann Torre Bates. Ann Torre Bates has served as our Trustee since October 2024. Ms. Bates currently dedicates her time serving on the boards of directors of several companies primarily in the financial sector. Ms. Bates currently serves as a director of Ares Capital Corporation and is the chairperson of its audit committee, and she serves as a trustee of Ares Strategic Income Fund and is the chairperson of its audit committee. From 1997 to 2012, Ann Torre Bates was a strategic and financial consultant, principally with respect to corporate finance matters. From 1995 to 1997, Ann Torre Bates served as Executive Vice President, Chief Financial Officer and Treasurer of NHP, Inc., a national real estate services firm. From 1991 to 1995, Ann Torre Bates was Vice President and Treasurer of US Airways, and held various finance positions from 1988 to 1991. She is a director or trustee of 19 investment companies in the Franklin Templeton Group of Mutual Funds. She previously served as a director of Allied Capital Corporation from 2003 to 2010, SLM Corporation from 1997 to 2014, Navient Corporation from 2014 to 2016 and United Natural Foods, Inc. from 2014 to 2023. Ann Torre Bates holds a B.B.A in Accountancy from the University of Notre Dame and an M.B.A. in Finance and Economics from Cornell University. We believe that Ann Torre Bates’ experience serving as a director of other public companies in the financial sector, as well as her past experience as a chief financial officer, provides the Board with valuable knowledge and insight in the financial services sector as well as experience in financial and accounting matters.

Andrew Spence. Andrew Spence has served as our Trustee since October 2024. Mr. Spence most recently served as Chief Financial Officer of Anaergia, Inc. (TSX:ANRG), a Canadian-based, global renewable energy company from June 2023 until July 2024. Previously, he was Chief Financial Officer of Aria Energy LLC, a developer, owner and operator of landfill gas to energy and renewable natural gas projects throughout the United States, from February 2016 until September 2021. Aria Energy LLC was a portfolio company of Ares EIF Management, LLC until its sale in late 2021. Prior to joining Aria Energy, Mr. Spence served as Chief Financial Officer of Ameresco, Inc. (NYSE:AMRC) from April 2002 until May 2015, where he helped lead the company through its early growth stages and in 2010 directed the company’s initial public offering. Mr. Spence holds an M.B.A and a Bachelor of Accounting Science from the University of Puget Sound, and a B.A. in Business Administration (Finance) from Washington State University. We believe that Mr. Spence’s experience serving as a chief financial officer provides the Board with valuable knowledge and insight in the financial services sector as well as experience in financial and accounting matters.

Information About Executive Officers and Certain Other Officers Who Are Not Trustees

Steven Porto. Steven Porto has served as our Co-Chief Executive Officer since August 2024. Mr. Porto is a Partner at Ares on the infrastructure opportunities team and serves on the Ares Infrastructure Group’s Infrastructure Opportunities and Climate Infrastructure Partners Investment Committees. Mr. Porto is a board member of Apex Clean Energy, Current Trucking and Atlas Crane Service, each a portfolio company of a fund(s) managed by Ares. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2018, Mr. Porto was a Vice President at GE Energy Financial Services, Vice President at Development Partners Group, and an Analyst at Goldman Sachs. Mr. Porto holds a B.S. from James Madison University in Quantitative Finance.

Christina Oh. Christina Oh has served as our Chief Financial Officer since October 2024 and our Vice President since August 2024. Christina Oh is a Partner, Deputy Chief Financial Officer & Treasurer, Chief Financial Officer of Secondaries & Infrastructure in the Ares Finance and Accounting Department. Ms. Oh previously served as Chief Financial Officer of the Ares Private Equity Group from March 2017 to August 2021. She may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2007, Ms. Oh was a Senior Associate at Deloitte and Touche LLP, where she focused on auditing financial services institutions, including investment companies and broker dealers. Ms. Oh is a member of the Board of Trustees for the National Multiple Sclerosis (“MS”) Society—Southern California Chapter, a non-profit organization focused on finding a cure for MS while empowering people affected with MS. She holds a B.S., with honors, from the University of California, Los Angeles in Business Economics. Ms. Oh holds a CPA license (inactive).

Jay Henning. Jay Henning has served as Chief Accounting Officer of the Fund since October 2024. Mr. Henning is a Managing Director and Chief Accounting Officer in the Ares Finance and Accounting Department. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2023, Mr. Henning was a Senior Vice President and Chief Financial Officer of the private funds in the Infrastructure Group at Brookfield Asset Management from May 2019 to November 2023, where he focused on the finance and operations of the full stable of infrastructure private funds, including closed-ended value add infrastructure equity funds, closed-ended infrastructure debt funds, and open-ended core infrastructure equity funds. Previously, Mr. Henning was a Director of Finance at W.P Carey, in Amsterdam, where he was responsible for the international finance operations including accounting, tax, treasury and compliance and headed the finance operation for Oasis Group Holdings. He holds a B.Acc. from the University of Stellenbosch and an M.B.A. from the University of Free State. Mr. Henning also holds a CA(SA) professional designation. He is a CFA® charterholder.

Lisa Morgan. Lisa Morgan has served as our Chief Compliance Officer since August 2024. Ms. Morgan is a Partner and Chief Compliance Officer, Registered Products in the Ares Compliance Group. Ms. Morgan also serves as the Chief Compliance Officer of Ares Capital Corporation (NASDAQ: ARCC), Ares Strategic Income Fund, Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC), CION Ares Diversified Credit Fund and Ares Private Markets Fund. She may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2017, Lisa Morgan was a Partner in the Business Practices Group at Eversheds Sutherland, where she focused on the formation, regulation and operation of public and private funds, including business development companies. Lisa Morgan began her legal career at Eversheds Sutherland in 2003. Lisa Morgan holds a B.A. from Providence College in Sociology and Spanish, and a J.D. from the University of North Carolina at Chapel Hill.

Noah Ehrenpreis. Noah Ehrenpreis has served as our Vice President and Assistant Secretary since August 2024. Mr. Ehrenpreis is a Managing Director and Associate General Counsel (Infrastructure) in the Ares Legal Department. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2015, he worked at Energy Investors Funds as Counsel. Previously, he was an Associate at Proskauer Rose LLP. Mr. Ehrenpreis holds a B.S. from Northeastern University in Business and a J.D. from Suffolk University Law School.

Naseem Sagati Aghili. Naseem Sagati Aghili has served as our Vice President since August 2024. She joined Ares Management in 2009 and is Partner, General Counsel and Corporate Secretary of Ares. She serves on the Ares Operating Committee and the Ares Enterprise Risk Committee. In her role as General Counsel, she oversees Ares’ Legal & Compliance department including the firm’s Enterprise Risk Management, Internal Audit and Performance functions. She also serves as Chief Legal Officer, Vice President and Assistant Secretary of Ares Private Markets Fund, and as Vice President of Ares Capital Corporation, Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC), CION Ares Diversified Credit Fund and Ares Strategic Income Fund. She may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to being named as General Counsel of Ares in 2020, Naseem Sagati Aghili served in a variety of roles at Ares, including most recently Co-General Counsel and General Counsel, Private Equity. Prior to joining Ares in 2009, Naseem Sagati Aghili was with Proskauer Rose LLP, where she focused on mergers and acquisitions, securities offerings and general corporate matters. Naseem Sagati Aghili holds a B.A. from the University of California Berkeley in Political Economy of Industrial Societies and a J.D. from the University of Southern California Gould School of Law.

Mohan P. Thomas. Mohan P. Thomas has served as our Vice President since August 2024. Mr. Thomas is a Managing Director and Associate General Counsel (Private Funds) in the Ares Legal Department. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2015, he was a Senior Vice President, General Counsel and Chief Compliance Officer at Energy Investors Funds, a Vice President and Counsel at State Street Corporation, and an Associate at Bingham McCutchen LLP. Mr. Thomas holds a B.A. from Syracuse University in Policy Studies and Economics and an M.P.A. from the Maxwell School of Citizenship and Public Affairs. In addition, he holds a J.D. from Georgetown University.

Leadership Structure

Overall responsibility for our oversight rests with the Board. We are party to the Investment Advisory Agreement pursuant to which the Adviser manages us on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers for our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and the Declaration of Trust. As described below, the Board established a nominating and governance committee (the “Nominating and Governance Committee”) and an Audit Committee and may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities.

Under our Bylaws, the Board may designate a Chair to preside over the meetings of the Board and meetings of Shareholders and to perform such other duties as may be assigned to the Chair by the Board. We do not have a fixed policy as to whether the Chair of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our and our Shareholders’ best interests at such times. The Board has appointed Keith Derman to serve as Chair of the Board and Ann Torre Bates to serve as the lead independent trustee. The Chair’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other trustees generally between meetings. The Chair also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure on a case-by-case basis. The Board’s leadership structure allows the Board to exercise informed and independent judgment over the matters under its purview, including through the allocation of responsibility among committees of trustees and the full Board in a manner that enhances effective oversight.

Risk Oversight

The Board performs its risk oversight function and plans to fulfill its risk oversight responsibilities primarily (1) through three standing committees, which report to the entire Board and are comprised solely of Independent Trustees, (2) by working with our Chief Compliance Officer to monitor risk in accordance with our compliance policies and procedures, and (3) by reviewing risk management processes throughout the year and requesting periodic reports from the Adviser regarding risk management, including reports on cybersecurity.

As described below in more detail under “Audit Committee” and “Nominating and Governance Committee” below, the Audit Committee and the Nominating and Governance Committee assist the Board in performing its risk oversight function and fulfilling its risk oversight responsibilities, each of which are comprised solely of Independent Trustees. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, assisting the Board in fulfilling the Board’s oversight responsibilities relating to our systems of internal controls over financial reporting, audits of our financial statements and disclosure controls and procedures, overseeing the Adviser’s determination of fair value of securities that are not publicly traded or for which current market values are not readily available, and discussing with management our major financial risk exposures, including cybersecurity, and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Nominating and Governance Committee’s risk oversight responsibilities include developing, reviewing and updating certain policies regarding the nomination of trustees, identifying, evaluating and nominating trustees to fill vacancies on the Board or to stand for election by the Shareholders, reviewing our policies relating to corporate governance, and overseeing the evaluation of the Board and its committees.

The Board also performs its risk oversight function and fulfills its risk oversight responsibilities by working with our Chief Compliance Officer to monitor risk in accordance with our policies and procedures. The Chief Compliance Officer will prepare a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures and certain of our service providers. The Chief Compliance Officer’s report, which will be reviewed by and discussed with the Board, will address at a minimum (1) the operation of our compliance policies and procedures and certain of our service providers since the last report; (2) any material changes to such policies and procedures since the last report; (3) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (4) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will report to the Board on a quarterly basis with respect to material compliance matters and meets separately in executive session with the Independent Trustees periodically, but in no event less than once each year.

We believe that the Board’s role in risk oversight is effective and appropriate given the extensive regulation to which we will be subject to as a BDC. Specifically, as a BDC we will be required to comply with certain regulatory requirements and restrictions that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% (or 150% if certain requirements under the 1940 Act are met)

immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we are subject to restrictions on our ability to engage in transactions with Ares and its affiliates.

We believe that the extent of the Board’s (and its committees) role in risk oversight complements the Board’s leadership structure because it allows our Independent Trustees, through the two fully independent Board committees, a lead Independent Trustee, executive sessions with each of our Chief Compliance Officer, our independent registered public accounting firm and independent valuation providers, and otherwise, to exercise oversight of risk without any conflict that might discourage critical review.

We believe that the Board’s roles in risk oversight must be evaluated on a case-by-case basis and that the Board’s existing role in risk oversight is appropriate. However, the Board will re-examine the manner in which it administers its risk oversight function on an ongoing basis to ensure that it continues to meet our needs.

Committees

The Board has established an Audit Committee and a Nominating and Governance Committee.

Audit Committee

The Audit Committee is comprised of Andrew Spence, Ann Torre Bates and Sandra R. Anceleitz, each of whom is an Independent Trustee. Andrew Spence serves as the Chair of the Audit Committee. The Board designated each of Andrew Spence, Ann Torre Bates and Sandra R. Anceleitz as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K. The Audit Committee’s written charter requires that the Audit Committee, among other things (a) assist the Board with oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversee the scope of our annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determine the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (d) pre-approve all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; (e) act as a liaison between our independent registered public accounting firm and the Board; and (f) conduct reviews of any potential related party transactions brought to its attention and, during these reviews, consider any conflicts of interest brought to its attention.

Oversight of Cybersecurity Risks

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our Adviser and our Administrator. Ares Management’s dedicated internal cybersecurity team is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO is also a member of the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our Adviser and Administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares Management ERC periodically report to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of Andrew Spence, Ann Torre Bates and Sandra R. Anceleitz, each of whom is an Independent Trustee. Sandra R. Anceleitz serves as the Chair of the Nominating and Governance Committee.

The Nominating and Governance Committee’s written charter requires that the Nominating and Governance Committee recommend to the Board persons to be nominated by the Board for election at our meetings of Shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between Shareholder meetings. The Nominating and Governance Committee also makes recommendations with regard to the tenure of the trustees and is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether such structure is operating effectively. The Nominating and Governance Committee considers for nomination to the Board candidates submitted by Shareholders or from other sources it deems appropriate.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Each of our executive officers is an employee or affiliate of the Adviser or our Administrator, as applicable. We reimburse our Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staffs. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” below.

Code of Conduct

We have adopted a code of conduct that applies to, among others, our officers, including our Co-Chief Executive Officers and our Chief Financial Officer, as well as the members of the Board. Our code of conduct can be accessed via our website at www.areswms.com/solutions/aci. We intend to disclose any amendments to or waivers of required provisions of the code of conduct on our website. However, the contents of such website are not and should not be deemed to be incorporated by reference herein.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our trustees, officers and employees, the Adviser and the Administrator that is designed to promote compliance with insider trading laws, rules and regulations. In addition, with regard to the Fund’s trading in its own securities, it is the Fund’s policy to comply with all applicable insider trading laws, rules, and regulations.

Hedging and Speculative Trading

The Board has adopted, as part of the Fund’s insider trading policy, prohibitions against executive officers and trustees of the Fund and any trustee, officer or employee of the Fund’s investment adviser or administrator buying or selling puts or calls or other derivative securities based on the Fund’s securities (other than derivative securities issued by the Fund, such as convertible notes). In addition, such persons are prohibited from short-selling the Fund’s securities or entering into hedging or monetization transactions or similar arrangements with respect to the Fund’s securities.

Pledging of Company Securities

The Board has adopted, as part of the Fund’s insider trading policy, prohibitions against the Fund’s executive officers and trustees and any trustee, officer, or employee of the Fund’s investment adviser or administrator holding the Fund’s securities in a margin account or pledging the Fund’s securities as collateral for a loan.

Board Diversity

As of March 13, 2025, three trustees identified as female.

Ares Management’s Responsible Investment, Community Involvement and Human Capital Management

Our Adviser is a subsidiary of Ares Management. Ares Management has adopted a Responsible Investment Program and works collaboratively with its various underwriting, asset management, legal and compliance teams to appropriately integrate relevant environmental, social and governance considerations into the investment process.

Ares Management strives to be a leader in its approach to giving and engagement. The Ares Charitable Foundation funds initiatives that help provide career preparation and reskilling, encourage entrepreneurship and deepen individuals’ understanding of personal finance. This includes support for the design, pilot and scale up of new approaches that encourage innovation to help close the wealth gap in the communities where Ares does business.

Ares Management has advised the Fund that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised the Fund that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that its unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests heavily in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) workplace flexibility and (v) philanthropy. As of December 31, 2024, Ares Management had over 3,200 employees operating across North America, Europe, Asia Pacific and the Middle East.

Item 11. Executive Compensation

Compensation of Executive Officers

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not currently expect to have any employees. Services necessary for our business are provided by individuals who are employees or other affiliates of our Adviser or our Administrator, pursuant to the terms of our Investment Advisory Agreement and our Administration Agreement, respectively. Each of our executive officers is an employee or other affiliate of the Adviser or our Administrator. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by individuals employed by the Adviser or our Administrator. In addition, we reimburse our Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staffs, and the Adviser for certain expenses under the Investment Advisory Agreement. We are also party to an Expense Support and Conditional Reimbursement Agreement with Ares Capital Management II pursuant to which, among other things, the Adviser has agreed to advance all of our estimated organization and initial offering expenses. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” below.

Compensation of Trustees

Our Independent Trustees are entitled to receive annual cash retainer fees, fees for participating in the Board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter.

The following table sets forth annual compensation for the Independent Trustees:

Annual Cash Retainer			Annual Committee Chair Cash Retainer
	Board Meeting Fee	Lead Independent Fee	Audit	Nominating and Governance	Committee Meeting Attendance Fee (Audit and Nominating and Governance)
Variable(1)	$2,500	$15,000	$10,000	$5,000	$1,000

(1) $50,000, while our NAV is less than $1.0 billion, $75,000, while our NAV is more than $1.0 billion but less than $2.0 billion and $100,000, while our NAV is more than $2.0 billion.

We also reimburse each of the trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a Board meeting.

The following table shows information regarding the compensation earned or actually received by the Fund’s Independent Trustees, none of whom is an employee of the Fund, for service as a trustee for the year ended December 31, 2024. No compensation is paid by the Fund to interested trustees. No information has been provided with respect to executive officers of the Fund who are not trustees since its executive officers do not receive any direct compensation from the Fund.

Name	Fees Earned or Paid in Cash	Total
Independent Trustees(1)
Sandra R. Anceleitz . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$19,681	$19,681
Ann Torre Bates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$21,986	$21,986
Andrew Spence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$20,833	$20,833
Interested Trustees(2)
Keith Derman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—
Julie Solomon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—

(1) For the year ended December 31, 2024, the annual cash retainer for each of the Independent Trustees was $50,000, which was prorated to $11,528 to reflect fees earned from the date of appointment to the Board as of the initial organizational Board meeting on October 9, 2024. Each of the Independent Trustees also received $2,500 and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board and committee meeting, respectively. In addition, the lead Independent Trustee received an additional prorated fee of $3,458, the chairperson of the audit committee received an additional prorated fee of $2,306, and the chairperson of the nominating and governance committee received an additional prorated fee of $1,153. In addition, the Fund purchased trustees’ and officers’ liability insurance on behalf of its trustees and officers.
(2) Each of Keith Derman and Julie Solomon is compensated by Ares Management and its affiliates in connection with their services as an officer, partner, trustee and/or principal of Ares Management, entities affiliated with Ares Management and of investment funds managed by Ares Management and its affiliates. Such trustee’s compensation arrangement with Ares Management and its affiliates existed prior to his or her service as a trustee of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 10, 2025 information with respect to the beneficial ownership of our Shares by:

•each person known to us to be expected to beneficially own more than 5% of the outstanding Shares;
•each of our trustees and executive officers; and
•all of our trustees, executive officers and certain other officers who are not trustees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. With respect to persons known to us to beneficially own 5% or more of our outstanding Shares, such knowledge is based upon Schedule 13D, Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons. Except as otherwise noted below, each person named in the following table has sole voting and investment power with respect to our Shares that they beneficially own. Each of the record holders of 5% or more of our Shares may be deemed not to beneficially own (or may be deemed to have disclaimed beneficial ownership of) some or all of their Shares to the extent they do not have voting and/or dispositive power over such Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Percentage of beneficial ownership is based on 21,375,005.181 of our Shares outstanding as of March 10, 2025, which excludes the shares issuable pursuant to the March 3, 2025 subscriptions because the issuance price is not yet finalized.

The address for each of the trustees, named executive officers and certain other officers who are not trustees listed in the table below is c/o Ares Core Infrastructure Fund, 245 Park Avenue, 44th Floor, New York, New York 10167.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Trustees and Named Executive Officers:
Interested Trustees
Keith Derman. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,990	*
Julie Solomon. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—%
Independent Trustees
Sandra R. Anceleitz. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—%
Ann Torre Bates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—%
Andrew Spence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—%
Named Executive Officers Who Are Not Trustees
Steven Porto. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,985	*
Christina Oh. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—%
All Trustees, Named Executive Officers and Certain Other Officers as a Group (12 persons)(1)	11,970	*
5% Holders
Truston Core Infra Qualified Investment Type Private Investment Trust II(2)	3,990,025	18.7%
Smart Capital Alternative Solutions S.V. Ltd(3)	2,394,014	11.2%
Sunfish Investments LLC - Ares Series(4)	1,995,012	9.3%
Ares Holdings L.P.(5)	1,351,421	6.3%

* Represents less than 1%
(1)Includes shares owned by our officers that are not “Named Executive Officers” as defined in Item 402 of Regulation S-K.
(2)Nonghyup Bank is the trustee (the “Trustee”) of Truston Core Infra Qualified Investment Type Private Investment Trust II (“Truston”), which is not a legal entity under South Korean law. The Trustee possesses the power to execute the activities of Truston in respect of the Shares held by Truston. The address for Truston is 120, Tongil-ro, Jung-Gu, Seoul, 04517, Republic of Korea.
(3)Based on the Subscription Agreement for Smart Capital Alternative Solutions S.V. Ltd (“Smart Capital”) and other information provided to the Fund by Smart Capital, the indirect majority owner of Smart Capital is Phoenix Financial Ltd (“Phoenix”), an Israeli company traded on the Tel Aviv Stock Exchange. The address of Smart Capital is HaShalom Road 53, Giv'atahim, Israel. The address of Phoenix is Derech HaShalom 53, Givatayim, Israel.
(4)Sunfish Investments LLC – Ares Series is controlled by John A. Overdeck. The address for Sunfish Investments LLC – Ares Series is 100 Avenue of the Americas, 16th Floor, New York, New York 10013.
(5)The general partner of Ares Holdings L.P. is Ares Holdco LLC. The sole member of Ares Holdco LLC is Ares Management Corporation. Ares Management GP LLC is the sole holder of the Class B common stock, $0.01 par value per share, of Ares Management Corporation and Ares Voting LLC is the sole holder of the Class C common stock, $0.01 par value per share, of Ares Management Corporation. The sole member of both Ares Management GP LLC and Ares Voting LLC is Ares Partners Holdco LLC (together with Ares Holdings L.P., Ares Holdco LLC, Ares Management Corporation, Ares Management GP LLC and Ares Voting LLC, the “Ares Entities”). Ares Partners Holdco LLC is managed by a board of managers, which is composed of Michael Arougheti, R. Kipp deVeer, David Kaplan, Antony Ressler and Bennett Rosenthal (collectively, the “Holdco Members”). The address for Ares Holdings L.P. is c/o Ares Management LLC, 1800 Avenue of the Stars, Suite 1400, Los Angeles, California 90067. Each of the Ares Entities and the Holdco Members, and the other directors, officers, partners, stockholders, members and managers of the Ares Entities, expressly disclaims beneficial ownership of the Common Shares, except to the extent of any pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

Related Party Transaction Review Policy

The Audit Committee reviews and approves any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to our code of conduct.

Advisory Agreement; Administration Agreement

We are party to the Investment Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement” and “Item 1. Business—Payment of Our Expenses Under the Investment Advisory Agreement and Administration Agreement.” The Investment Advisory Agreement and the Administration Agreement have been ratified by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the outstanding voting securities and, in each case, a majority of the Independent Trustees.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant period. The income based fee of $0.8 million was earned for the period from May 7, 2024 (inception) to December 31, 2024. The Adviser has chosen to voluntarily waive the $0.8 million income based fee earned in accordance with the Investment Advisory Agreement for the period from May 7, 2024 (inception) to December 31, 2024. This waiver is not subject to recoupment. The capital gains incentive fee of $0.1 million was earned for the period from May 7, 2024 (inception) to December 31, 2024.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement with the Adviser, which we amended and restated on January 13, 2025, pursuant to which the Adviser may elect to pay certain of our expenses on our behalf. The Adviser has agreed to advance a portion of our organization and initial offering expense, which includes all of our organization and initial offering expenses incurred in connection with the Private Offering. The Adviser may also elect to pay certain of the Expense Payments, provided that no portion of an Expense Payment will be used to pay any of our interest expenses or distributions and/or servicing fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Placement Agent Agreement

We entered into a placement agent agreement (the “Placement Agent Agreement”) with Ares Wealth Management Solutions, LLC (“AWMS”), a subsidiary of Ares, pursuant to which AWMS serves as the primary placement agent (the “Placement Agent”) for the offering of Shares. Although we will not pay any fees to the Placement Agent, we will indemnify the Placement Agent in connection with its activities. Pursuant to the Placement Agent Agreement, AWMS has access to the officers and employees of the Adviser and its affiliates, including Ares Management Capital Markets LLC, to conduct private placement activities. AWMS may retain affiliated and unaffiliated broker-dealers to act as selling agents in the Private Offering.

Relationship with the Adviser and Potential Conflicts of Interest

We have entered into the Investment Advisory Agreement and the Expense Support and Conditional Reimbursement Agreement with our Adviser, a subsidiary of Ares, an entity in which certain of our trustees and officers and members of the investment committee may have indirect ownership and pecuniary interests. Pursuant to the Investment Advisory Agreement, we will pay our Adviser a management fee and an incentive fee. See “Item 1. Business—Investment Advisory Agreement—Compensation of our Adviser” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse our Administrator, at cost, for our allocable portion of overhead and other expenses (including travel expenses) incurred by our Administrator in performing its obligations under the Administration Agreement. See “Item 1. Business—Investment Advisory Agreement and “Item 1. Business—Administration Agreement” for a description of how the expenses reimbursable to our Administrator will be determined. See “Note 3. Agreements and Organizational Agreements” and “Note 7. Commitments and Contingencies” to our financial statements for more information regarding the Expense Support and Conditional Reimbursement Agreement.

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and trustees, and members of the investment committee, serve or may serve as officers, directors, trustees or principals of other entities and affiliates of our Adviser and investment funds managed by our Adviser or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our Shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of the investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our Adviser will devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by our Adviser or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

Policies and Procedures for Managing Conflicts

The Adviser has adopted an investment allocation policy designed to ensure that all investment opportunities are, to the extent practicable, allocated among its clients on a basis that over a period of time is fair and equitable to each client relative to other clients. Certain Ares vehicles may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us, and our executive officers, certain of our trustees and members of the investment committee also serve as officers or principals of other investment managers affiliated with Ares that currently, and may in the future, manage such Ares vehicles that have investment objectives similar to our investment objective. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Ares and our Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment vehicles managed by investment managers affiliated with Ares (including our Adviser and its affiliates). In addition, there may be conflicts in the allocation of investments among us and the vehicles managed by investment managers affiliated with Ares (including our Adviser and its affiliates), including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares-managed vehicles may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares- managed vehicles, particularly if we and such other Ares-managed vehicles invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares-managed vehicles that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

For a more complete discussion of the foregoing conflicts, including the related risks, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could impact our investment returns.”

Co-Investment Restrictions

As a BDC, we are subject to certain regulatory restrictions under the 1940 Act that will impact our ability to negotiate investments with certain entities, such as the Adviser and its affiliates.

We rely on the Co-Investment Exemptive Order which permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with vehicles managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and the Adviser’s investment allocation policy.

Certain Business Relationships

Certain of our current trustees and officers are directors or officers of the Adviser or its affiliates.

Trustee Independence

As a BDC, the 1940 Act requires that at least a majority of our trustees not be “interested persons” of us or the Adviser as defined in Section 2(a)(19) of the 1940 Act. The Board uses the definition of “interested person” in Section 2(a)(19) of the 1940 Act in determining the independence of trustees. Our Board has determined that each of our trustees, other than Keith Derman and Julie Solomon, is independent under the 1940 Act. Our governance guidelines will require any trustee who has previously been determined to be independent to inform the Chair of our Board and the Chair of the Nominating and Governance Committee of any change in circumstance that could cause his or her status as an Independent Trustee to change. Our Board limits membership on the Audit Committee and the Nominating and Governance Committee to Independent Trustees.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings. We had no billings from Ernst & Young LLP during the period from May 7, 2024 (inception) to December 31, 2024. Subsequent to the period, we were billed a total of $141 thousand for services attributable to the period from May 7, 2024 (inception) to December 31, 2024.

Audit Related Fees

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audit, attestation and agreed-upon procedures engagements that are not required by statute or regulation, such as agreed-upon procedures related to financial covenant compliance under revolving debt agreements.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties, mergers and acquisitions and international tax planning.

All Other Fees

All other fees consist of fees for products and services other than the services reported above. The Audit Committee, or the chairperson of the Audit Committee to whom such authority was delegated by the Audit Committee, must pre-approve all services provided by the independent registered public accounting firm. Any such pre-approval by the chairperson must be presented to the Audit Committee at its next regular quarterly meeting. The Audit Committee has also adopted policies and procedures for pre-approving certain non-prohibited work performed by our independent registered public accounting firm. Specifically, the Audit Committee has pre-approved the use of Ernst & Young LLP for specific types of services within the following categories: permitted audit, audit-related, tax and other. In each case, the Audit Committee has also set a specific annual limit, which can be updated, on the amount of such services which we may obtain from our independent registered public accounting firm. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1. Financial Statements - See the Index to Consolidated Financial Statements on Page F-1.

2. Financial Statement Schedules

None.

Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3. Exhibits.

Exhibit No.	Description
3.1	Second Amended & Restated Declaration of Trust*
3.2	Amended & Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
4.2	Description of Common Shares of Beneficial Interest*
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.5	Custody Agreement (incorporated by reference to Exhibit 10.5 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.6	Document Custody Agreement (incorporated by reference to Exhibit 10.6 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.7	License Agreement (incorporated by reference to Exhibit 10.7 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.8	Amended & Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.8 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.9	Credit Agreement, dated as of September 11, 2024, among Ares Denali Member, LLC, and ACI Denali Member, LLC, as co-borrowers, and MUFG Bank, LTD and BNP Paribas, as co-lenders (incorporated by reference to Exhibit 10.9 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
19.1	Insider Trading Policy*
21.1	Subsidiaries of Ares Core Infrastructure Fund*
31.1	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Co-Chief Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

Item 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CORE INFRASTRUCTURE FUND

Dated: March 13, 2025	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Keith Derman	Co-Chief Executive Officer and Trustee	March 13, 2025
Keith Derman	(Co-Principal Executive Officer)

/s/ Steven Porto	Co-Chief Executive Officer	March 13, 2025
Steve Porto	(Co-Principal Executive Officer)

/s/ Christina Oh	Chief Financial Officer and Treasurer	March 13, 2025
Christina Oh	(Principal Financial and Accounting Officer)

/s/ Julie Solomon	Trustee	March 13, 2025
Julie Solomon

/s/ Sandra R. Anceleitz	Trustee	March 13, 2025
Sandra R. Anceleitz

/s/ Ann Torre Bates	Trustee	March 13, 2025
Ann Torre Bates

/s/ Andrew Spence	Trustee	March 13, 2025
Andrew Spence

ARES CORE INFRASTRUCTURE FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of
Ares Core Infrastructure Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Ares Core Infrastructure Fund (the “Fund”), including the consolidated schedule of investments, as of December 31, 2024 and the related consolidated statements of operations, changes in net assets and cash flows for the period from May 7, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2024, and the results of its operations, changes in its net assets, and its cash flows for the period from May 7, 2024 (inception) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of the investments owned as of December 31, 2024, by correspondence with the brokers and underlying investee. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2024.

Los Angeles, California
March 13, 2025

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
($ in thousands, except share data)

As of
December 31, 2024
ASSETS
Investment, at fair value:
Non-controlled/non-affiliated investment (Cost of $347,531)	$339,136
Cash and cash equivalents	25,528
Restricted cash	1,789
Derivative contracts, at fair value (Cost of $0)	10,414
Offering costs	3,078
Prepaid expenses	662
Total assets	$380,607
LIABILITIES
Term loan payable (net of deferred financing costs of $5,251)	$207,253
Distributions payable	5,742
Interest payable	4,541
Accrued expenses	3,741
Derivative contracts, at fair value (Cost of $0)	824
Deferred tax liability	1,904
Capital gains incentive fee payable	149
Total liabilities	224,154
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 6,226,600 shares issued and outstanding	62
Capital in excess of par value	149,861
Accumulated undistributed earnings	6,530
Total net assets	156,453
Total liabilities and net assets	$380,607
Net asset value per share	$25.1266

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF OPERATIONS
($ in thousands)

For the period from May 7, 2024 (inception) to December 31, 2024
Income:
Distribution income	$12,072
Interest income	318
Total income	12,390
Expenses:
Interest expense	4,913
Organizational expenses	1,510
Management fees	653
Income based fee	752
Capital gains incentive fee	149
Administration fees	829
Offering expenses	620
Other operating expenses	904
Total expenses	10,330
Less: Expense support (Note 3)	(3,774)
Less: Management fee waiver (Note 3)	(653)
Less: Incentive fee waiver (Note 3)	(752)
Net expenses	5,151
Net investment income before income taxes	7,239
Income tax expense	(1,904)
Net investment income	$5,335

Unrealized Gains (Losses) On Investment And Derivatives:
Net unrealized gains (losses):
Investment	(8,395)
Derivatives	9,590
Net unrealized gains	1,195
Net unrealized gains on investment and derivatives	1,195
Net increase in net assets resulting from operations	$6,530

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
($ in thousands)

Non-controlled/non-affiliated investment

Company (1)	Investment	Acquisition Date	Shares/ Units	Cost	Fair Value	% of Net Assets
Renewable Energy
Denali Equity Holdings LLC (2)	Class A units	09/2024	3,749	$347,531	$339,136	216.77%
Total Investment				$347,531	$339,136	216.77%

(1) The Fund's portfolio company investment, which as of December 31, 2024 represented 216.77% of the Fund’s net assets or 89.10% of the Fund’s total assets, may be subject to legal restrictions on sales.
(2) The fair value of the Fund’s investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8. Fair Value of Financial Instruments to the consolidated financial statements for more information regarding the fair value of the Fund’s investment.

Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	11/2041	$41,006	$5,200	$—	$5,200
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	11/2041	41,006	5,214	—	5,214
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	11/2041	20,500	(215)	—	(215)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	11/2041	15,576	(127)	—	(127)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	11/2041	15,576	(173)	—	(173)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	11/2041	13,254	(177)	—	(177)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	11/2041	12,460	(132)	—	(132)
Total						$9,590	$—	$9,590

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
($ in thousands, except share data)

	Common Shares		Capital in Excess of Par Value	Accumulated undistributed earnings	Net Assets
	Shares	Amount
Balance at May 7, 2024 (inception)	—	$—	$—	$—	$—
Issuances of common shares	6,226,600	62	155,603	—	155,665
Dividends declared and payable ($0.9221 per share) as return of capital	—	—	(5,742)	—	(5,742)
Net investment income	—	—	—	5,335	5,335
Net unrealized gains on investment and derivatives	—	—	—	1,195	1,195
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

For the period from May 7, 2024 (inception) to December 31, 2024
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,530
Adjustments to reconcile net increase / (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Purchases of investments	(347,854)
Amortization of deferred debt issuance costs	343
Amortization of offering costs	620
Deferred tax liability	1,904
Net change in unrealized (gain) / loss on investment	8,395
Net change in unrealized (gain) / loss on derivatives	(9,590)
Return of capital from investment	323
Changes in operating assets and liabilities:
Accrued expenses	43
Prepaid expenses	(662)
Interest payable	4,541
Capital gains incentive fee payable	149
Net cash used in operating activities	(335,258)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	155,665
Borrowings from term loan	212,504
Payments for debt issuance costs	(5,594)
Net cash provided by financing activities	362,575
Net change in cash, cash equivalents and restricted cash	27,317
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$27,317
Non-cash financing activity:
Offering costs	$3,698
Supplemental Information:
Interest paid during the period	$29
Distribution declared and payable during the period	$5,742

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
1. ORGANIZATION

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on May 7, 2024. The Fund is an externally managed, closed-end management investment company. The Fund elected be regulated (the “BDC Election”) as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”).

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

Prior to the BDC Election, the Fund operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. As a private fund, the Fund held closings from time to time, to investors who are (i) “accredited investors” within the meaning of Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act. At each such closing, each investor made a capital commitment to purchase Shares pursuant to a Subscription Agreement (as defined below) entered into with the Fund. Investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitment (“Capital Commitment”) on an as-needed basis each time the Fund delivers a drawdown notice. As of the date of this report, no Capital Commitments remain outstanding.

In addition, starting in 2025, the Fund will commence holding monthly closings effective as of the first day of each month for its continuous private offering of securities (the “Private Offering”), in connection with which the Fund will issue Shares to investors for a purchase price per Share equal to the Fund’s net asset value (“NAV”) as of the last calendar day of the previous month. NAV is generally expected to be available within 20 business days after the effective date of the monthly closing, at which time the number of Shares issued to each investor based on the applicable NAV will be determined and such Shares, as applicable, will be credited to the investor’s account as of the effective date of the monthly closing. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Fund and its consolidated subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024, the Fund had no cash equivalents.

Restricted cash primarily relates to cash held as a requirement for the Denali Loan (see “Note 5. Debt” to the consolidated financial statements for more information).

The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in depository or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

As of
December 31, 2024
Cash and cash equivalents	$25,528
Restricted cash	1,789
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$27,317

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

Refer to See “Note 3. Agreements and Organizational Agreements” and “Note 7. Commitments and Contingencies” to the consolidated financial statements for more information.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
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
•The Valuation Designee will provide all relevant information related to the portfolio investments for the IVP to independently provide positive assurance on the valuation approach and inputs (monthly), provide positive assurance on the valuation of all positions (quarterly), and estimate a range of fair values (at least semiannually) for each investment:
◦Monthly, the IVP reviews and analyzes the data provided by the Valuation Designee, including the reasonableness of the valuation approach, as well as the mathematical accuracy and the appropriateness and

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
supportability of inputs and assumptions, and provides positive assurance on the valuation approach and inputs;
◦Quarterly, the IVP reviews and analyzes the information provided by the Valuation Designee, along with relevant market and economic data, and provides positive assurance on the valuation of all positions;
◦At least semiannually, the IVP independently determines a range of fair values for each of the portfolio investments; and
◦the IVP provides a report for all investments reviewed to the Valuation Designee containing the IVP’s conclusions from the positive assurance procedures or the independent range of value analysis, whichever is applicable for the period.
•The valuation committee of the Valuation Designee determines the fair value of each investment in the Fund’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.
When the Valuation Designee determines the fair value of each investment as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally value such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in public equity valuations, secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the fair value for each relevant investment. See “Note 8. Fair Value of Financial Instruments” to the consolidated financial statements for more information on the Fund’s valuation process.

Distribution Income Recognition

Distribution income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. Distribution income on common equity is recorded on the date it is received for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “derivatives” under the “net realized and unrealized gains on investment and derivatives” section in the Fund’s consolidated statement of operations.

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

Distributions

The Fund will make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on the Fund’s earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and may result in increased volatility of the Fund’s investment balances as a result. As of December 31, 2024, the Fund only holds one investment.

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

Related Party Transactions

On August 9, 2024, Ares Management purchased 1,000 Shares at $25.00 per Share as the Fund’s sole initial shareholder.

As of December 31, 2024, the Fund had capital commitments totaling approximately $50.0 million from affiliates of the Adviser.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07 among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal year beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Fund has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See “Note 12. Segment Reporting” to the consolidated financial statements for more information on the effects of the adoption of ASU 2023-07.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”),”which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
3. AGREEMENTS AND ORGANIZATIONAL DOCUMENTS

Investment Advisory and Management Agreement

The Fund is party to the Investment Advisory Agreement with the Adviser. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser provides investment advisory and management services to the Fund. For providing these services, the Adviser receives fees from the Fund consisting of a base management fee and an incentive fee. The cost of the base management fee and the incentive fee will ultimately be borne by the shareholders. No base management fee or incentive fee was payable to the Adviser until the commencement of investment activities. Both the Fund and Adviser have the right to terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice to the other party.

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser may, at its option, extend the waiver until the Fund's first monthly closing as a BDC. For the period from May 7, 2024 (inception) to December 31, 2024, the Fund incurred $0.7 million in management fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive all of the $0.7 million of management fees earned in accordance with the Investment Advisory Agreement for the period from May 7, 2024 (inception) to December 31, 2024. This waiver is not subject to recoupment.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

(i)    Income Based Fee

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount or original issue discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), and accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based fees it receives that are based on accrued interest income that the Fund never actually receives. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to shareholders.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. Because of the structure of the income based fee, it is possible that the Fund may pay such fees in a quarter where it incurs a loss. For example, if the Fund receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Fund will pay the applicable income based fee even if the Fund has incurred a loss in that quarter due to realized and/or unrealized losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).

The Fund will pay its Adviser an income based fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
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

(ii)    Capital Gains Incentive Fee

The second component of the incentive fee, the capital gains incentive fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fee.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee that would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisers Act of 1940 or the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee actually payable under the Investment Advisory Agreement plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future or that the amount accrued for will ultimately be paid.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant period. The income based fee of $0.8 million

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
was earned for the period from May 7, 2024 (inception) to December 31, 2024. The Adviser has chosen to voluntarily waive the $0.8 million income based fee earned in accordance with the Investment Advisory Agreement for the period from May 7, 2024 (inception) to December 31, 2024. This waiver is not subject to recoupment. The capital gains incentive fee of $0.1 million was earned for the period from May 7, 2024 (inception) to December 31, 2024.

Administration Agreement

The Fund is party to an administration agreement with its administrator, Ares Operations (the “Administration Agreement”). Pursuant to the Administration Agreement, the Fund’s Administrator furnishes the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the Administration Agreement, the Fund’s Administrator also arranges for the services of, and oversees sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. The Fund’s Administrator also performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing reports to its shareholders and reports and other materials required to be filed with the SEC or any other regulatory authority.

In addition, the Fund’s Administrator assists the Fund in determining and publishing its NAV, assists the Fund in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to the Fund’s shareholders, and generally oversees the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others. Payments under the Administration Agreement equal to an amount based upon the Fund’s allocable portion of the Fund’s Administrators’ overhead and other expenses (including travel expenses) incurred by the Fund’s Administrator in performing its obligations under the Administration Agreement, including the Fund’s allocable portion of the compensation, rent and other expenses of certain of its officers and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the period from May 7, 2024 (inception) to December 31, 2024, the Fund incurred $0.7 million in administrative fees allocated to the Fund from the Administrator, which are included in “administration fees” in the Fund’s consolidated statement of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Expense Support and Conditional Reimbursement Agreement

The Fund is party to an amended and restated expense support and conditional reimbursement agreement (as such may be further amended from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with the Fund’s Adviser pursuant to which, among other things, the Fund’s Adviser may advance a portion of the Fund’s organization and initial offering expenses, which includes the Fund’s organization and initial offering expenses incurred in connection with the Private Offering through the date of the BDC Election. The Fund’s Adviser may elect to pay certain of the Fund’s other expenses on the Fund’s behalf (collectively with the organization and initial offering expenses, each, an “Expense Payment”), provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Fund’s Adviser until such time as all Expense Payments made by the Fund’s Adviser to the Fund within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any such payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution rate (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment income or loss, (ii) net realized gains or losses on investments, derivatives and foreign currency transactions and (iii) other dividends and distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

On January 13, 2025, the Fund and the Adviser entered into an amended and restated Expense Support and Conditional Reimbursement Agreement (the “A&R Expense Support and Conditional Reimbursement Agreement”). The A&R Expense Support and Conditional Reimbursement Agreement amends and restates in its entirety the Expense Support and Conditional Reimbursement Agreement, dated August 12, 2024, by and between the Fund and the Adviser. Pursuant to the A&R Expense Support and Conditional Reimbursement Agreement, the Fund clarified the definition of “Available Operating Funds,” from which the Fund is expected to reimburse the Adviser for expense payment made on the Fund’s behalf, to better align with the line items reported in the Fund’s financial statements. The Board determined that the A&R Expense Support and Conditional Reimbursement Agreement was in the best interest of the Fund.

Declaration of Trust and Bylaws

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

On March 12, 2025, the Fund amended and restated the Declaration of Trust in its entirety (the “Second A&R Declaration of Trust”). The Declaration of Trust was amended to comply with Japanese regulations relating to marketing the Fund to Japanese investors.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
4. INVESTMENTS

As of December 31, 2024, investments consisted of the following:

	As of
	December 31, 2024
	Cost	Fair Value
Other equity	$347,531	$339,136
Total equity investment	$347,531	$339,136

Derivative contracts, at fair value (asset)	$—	$10,414
Derivative contracts, at fair value (liability)	—	(824)
Total derivative contracts	$—	$9,590

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of December 31, 2024 was as follows:

As of
December 31, 2024
Industry
Renewable energy	100%
Total	100%

As of
December 31, 2024
Geographic Region
United States	100%
Total	100%

As of December 31, 2024, there were no investments on non-accrual status.

5. DEBT

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $212.5 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“DSR LC Facility”). The remaining portion of the Denali Credit Agreement and DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 through the maturity date. The DSR LC Facility is to provide letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the LC. For the period from May 7, 2024 (inception) to December 31, 2024, the average outstanding loan amount was $99.6 million and the average interest rate was 6.82%.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Co-Borrowers, and (b) all tangible and intangible assets of the Co-Borrowers. Other than with respect to the pledge of the equity interests of the Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Co-Borrowers, including the Fund.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its interest rate risk exposures. Management’s policy is to net all derivatives that it has the right to set off in the consolidated statement of assets and liabilities and will net across instrument types by counterparty.

Interest Rate Swap

The Fund entered into interest rate swap agreements to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement. Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus an applicable spread, as disclosed below.

On September 11, 2024, ACI Denali entered into interest rate swap agreements with MUFG and BNP Paribas to exchange the SOFR rate in the Denali Term Loan with a fixed rate for 75% of the amount of the Denali Term Loan. The fixed rate for MUFG and BNP Paribas is 3.338% and 3.335%, respectively, plus the applicable margin. On December 27, 2024, MUFG and BNP Paribas syndicated a portion of their interest in the Denali Credit Agreement and related interest rate swaps to the counterparties listed below. As part of the syndication, BNP Paribas and MUFG adjusted their fixed interest rate so the weighted average fixed interest rate across all participating banks remained unchanged from the original interest rate swap agreement. As of December 31, 2024, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments is presented on the schedule of investments.

The net unrealized appreciation (depreciation) related to the interest rate swaps was approximately $9.6 million for the period from May 7, 2024 (inception) to December 31, 2024, which is included in “derivatives” under “net unrealized gains (losses)” in the Fund’s consolidated statement of operations. The net swap amount is settled quarterly, beginning in February 2025, and is recorded as net realized gains/losses in the “net realized and unrealized gains on investment and derivatives” in the Fund’s consolidated statement of operations. For the period from May 7, 2024 (inception) to December 31, 2024, there were no net swap payments. The balance sheet impact of fair valuing the interest rate swap as of December 31, 2024 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$41,006	11/2041	$5,200	$—	$—	$5,200	Derivative contracts, at fair value
Interest rate swap	41,006	11/2041	5,214	—	—	5,214	Derivative contracts, at fair value
Interest rate swap	20,500	11/2041	—	(215)	—	(215)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(127)	—	(127)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(173)	—	(173)	Derivative contracts, at fair value
Interest rate swap	13,254	11/2041	—	(177)	—	(177)	Derivative contracts, at fair value
Interest rate swap	12,460	11/2041	—	(132)	—	(132)	Derivative contracts, at fair value
Total			$10,414	$(824)	$—	$9,590

For the period from May 7, 2024 (inception) to December 31, 2024, the average outstanding interest rate swap amount was $74.7 million.

7. COMMITMENTS AND CONTINGENCIES

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of December 31, 2024, the total amount of advanced expenses subject to recoupment by the Adviser is $3.8 million. These expenses are subject to recoupment within three years of

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
December 31, 2024. The corresponding amount due to the Fund’s Adviser is netted against the amount due from the Fund’s Adviser on the face of the consolidated statement of assets and liabilities as the amount is not due unless and until the Fund has Available Operating Funds. As of December 31, 2024, Available Operating Funds did not exceed the cumulative distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by the Board in connection with their designation of the Fund’s Adviser as the valuation designee that are consistent with the provisions of Rule 2a-5 under the 1940 Act and ASC 820-10 (see “Note 2. Significant Accounting Policies” to the consolidated financial statements for more information). Consistent with its valuation policies and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
The following table presents fair value measurements of investments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Equity securities	$—	$—	$339,136	$339,136
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	10,414	—	10,414
Interest rate swap contracts (liability)	—	(824)	—	(824)
Total	$—	$9,590	$339,136	$348,726

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of December 31, 2024
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average
Equity securities	$339,136	Discounted cash flow	Discount rate	9.52%	9.52%
Total Level 3 investments	$339,136

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

The following tables present changes in investments that use Level 3 inputs as of and for the period from May 7, 2024 (inception) to December 31, 2024:

As of and for the period from May 7, 2024 (inception) to December 31, 2024
Balance as of May 7, 2024	$—
Purchases	347,854
Net unrealized losses on investments	(8,395)
Return of capital	(323)
Transfers in to/(out of) Level 3	—
Balance as of December 31, 2024	$339,136

There were no investment transfers into or out of Level 3 for the period from May 7, 2024 (inception) to December 31, 2024.

As of December 31, 2024, the net unrealized depreciation on the investments that use Level 3 inputs was $8.4 million.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
The following are the carrying and fair values of the Fund’s debt obligations as of December 31, 2024:

	As of
	December 31, 2024
	Carrying Value		Fair Value(1)
Denali Term Loan(1)	$212,504	(2)	$212,504
Total	$212,504		$212,504

(1)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10. The fair value of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents the aggregate principal amount outstanding.

9. INCOME TAXES

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

The provision for income taxes consists of the following for the period from May 7, 2024 (inception) to December 31, 2024:

As of
December 31, 2024
Current:
U.S. federal income tax (expense) / benefit	$—
State and local income tax (expense) / benefit	—
—
Deferred:
U.S. federal income tax (expense) / benefit	(1,736)
State and local income tax (expense) / benefit	(168)
(1,904)
Total:
U.S. federal income tax (expense) / benefit	(1,736)
State and local income tax (expense) / benefit	(168)
Income tax (provision)/benefit	$(1,904)

The effective income tax rate differed from the federal statutory rate for the following reasons:

For the period from May 7, 2024 (inception) to December 31, 2024
Income tax expense at federal statutory rate	21.0%
State income tax (net of federal benefit)	1.6
Total effective rate	22.6%

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2024:

As of
December 31, 2024
Deferred tax assets:
Net operating loss	$389
Interest expense	946
Total gross deferred tax assets	1,335
Valuation allowance	—
Total deferred tax assets	1,335
Deferred tax liabilities
Investments and derivatives(1)	3,239
Total deferred tax liabilities	3,239
Net deferred tax (liabilities) assets	$(1,904)

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

As of December 31, 2024, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.

The following tables summarize transactions in Shares during the period from May 7, 2024 (inception) to December 31, 2024:

	For the period from May 7, 2024 (inception) to December 31, 2024
	Shares	Amount
Common Shares
Subscriptions	6,226,600	$155,665
Distributions reinvested	—	—
Repurchased shares, net of early repurchase deductions	—	—
Total net increase	6,226,600	$155,665

As of December 31, 2024 the Fund has commitments of approximately $395.0 million, of which approximately $239.0 million are undrawn.

NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first calendar day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share during the period from May 7, 2024 (inception) to December 31, 2024:

NAV per Share
May 31, 2024	$—
June 30, 2024	—
July 31, 2024	—
August 31, 2024	25.0000
September 30, 2024	24.9152
October 31, 2024	25.2860
November 30, 2024	25.4101
December 31, 2024	25.1266

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan that provides for reinvestment of any distributions the Fund declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the shareholders who have not “opted out” of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account. The purchase price for shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. For the period from May 7, 2024 (inception) to December 31, 2024, there were no distributions paid out to be reinvested.

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for period from May 7, 2024 (inception) to December 31, 2024:

As of and for the period from May 7, 2024 (inception) to December 31, 2024
Per share data:
Net asset value at the beginning of period	$25.0000
Net investment income (loss) for period(1)	0.8568
Net realized and unrealized gain (loss)(1)	0.1919
Net increase (decrease) in net assets from operations	1.0487
Distributions as a return of capital	(0.9221)
Total increase (decrease) in net assets	0.1266
Net asset value at the end of period	$25.1266
Total return based on net asset value(2)	4.18%
Shares outstanding, end of period	6,226,600
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$156,453
Ratio of operating expenses (excluding expense support, incentive fee and management fee waiver) to average net assets(3)(4)	16.26%
Ratio of expense support to average net assets(3)	(5.07)%
Ratio of management fee waiver to average net assets(3)	(0.48)%
Ratio of incentive fee waiver to average net assets	(0.56)%
Ratio of operating expenses (including expense support, incentive fee waiver and management fee waiver) to average net assets(3)	10.15%
Ratio of net investment income (loss) to average net assets(3)	12.96%
Portfolio turnover rate	0.00%

(1)Weighted average basic per Share data.
(2)For the period from May 7, 2024 (inception) to December 31, 2024, the total return based on NAV equaled the change in NAV during the period plus dividends declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)The ratios reflect an annualized amount based on expenses for the 145 days from August 9, 2024 to December 31, 2024 for all expenses other than organizational expenses, management fee, management fee waiver, income based fee and capital gains incentive fee, incentive fee waiver, income tax expense, audit and tax expenses.
(4)For the period from May 7, 2024 (inception) to December 31, 2024, the ratio of operating expenses to average net assets consisted of the following:

For the period from May 7, 2024 (inception) to December 31, 2024
Management fees(3)	0.48%
Income based fee and capital gains incentive fee(3)	0.67%
Income tax expense(3)	1.41%
Interest and Denali Credit Agreement fees(3)	9.16%
Organizational and offering expenses(3)	1.58%
Other operating expenses(3)	2.96%
Total operating expenses	16.26%

ARES CORE INFRASTRUCTURE FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data, percentages and as otherwise indicated)
12. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to generate attractive risk-adjusted total returns consisting primarily of current income and, secondarily, of capital appreciation. The CODM is comprised of the Fund’s Co-Chief Executive Officers and Chief Financial Officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net investment income. In addition to numerous other factors and metrics, the CODM utilizes consolidated net investment income as a key metric in determining the amount of distributions to be paid to the Fund’s shareholders. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issued consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the period from May 7, 2024 (inception) to December 31, 2024, except as discussed below.

On January 16, 2025, the Fund announced the declaration of regular monthly distributions for January, February and March in the amount of $0.2250 per Share for each month.

On February 3, 2025, the Fund agreed to sell Shares for an aggregate purchase price of $377.9 million. The sale price per Share is equal to $25.0625, the NAV per Share as of January 31, 2025. On March 3, 2025, the Fund entered into subscription agreements with investors to purchase an aggregate of up to $35.0 million worth of Shares. The sale price per Shares is equal to the NAV per Share as of February 28, 2025, which will be disclosed after it has been determined by the Fund. No underwriting discounts or commissions were paid in connection with the sale of such Shares. The issuance of the Shares was exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On March 13, 2025, the Fund announced the declaration of regular monthly distributions for April, May and June in the amount of $0.2106, $0.2102 and $0.2079, respectively, per Share.