Form 10-Q
period 2025-03-31
Ares Core Infrastructure Fund
filed 2025-05-14
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2025 there was no established public market for the registrant’s Common Shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of May 12, 2025 was 26,238,118.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments (Cost of $772,063 and $347,531, respectively)	$783,786	$339,136
Cash and cash equivalents	70,955	25,528
Restricted cash	7	1,789
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	8,147	10,414
Offering costs	2,570	3,078
Prepaid expenses	338	662
Total assets	$865,803	$380,607
LIABILITIES
Term loan payable (net of deferred financing costs of $9,856 and $5,251, respectively)	$252,647	$207,253
Unsettled trades payable	23,536	—
Distributions payable	5,132	5,742
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	3,536	824
Deferred tax liability	4,258	1,904
Interest payable	2,493	4,541
Accrued expenses	2,895	3,741
Capital gains incentive fee payable	2,157	149
Management fees payable	555	—
Total liabilities	297,209	224,154
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 22,809,905 and 6,226,600 shares issued and outstanding, respectively	228	62
Capital in excess of par value	553,764	149,861
Accumulated undistributed earnings	14,602	6,530
Total net assets	568,594	156,453
Total liabilities and net assets	$865,803	$380,607
Net asset value per share	$24.9275	$25.1266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF OPERATIONS
($ in thousands)
(unaudited)

For the three months ended March 31, 2025
Income:
Interest income	$1,064
Total income	1,064
Expenses:
Interest expense	3,968
Management fees	882
Capital gains incentive fee	2,008
Offering expenses	1,017
Administration fees	852
Legal expenses	768
Organizational expenses	31
Other operating expenses	246
Total expenses	9,772
Less: Expense support (Note 3)	(2,908)
Less: Management fee waiver (Note 3)	(163)
Net expenses	6,701
Net investment loss before income taxes	(5,637)
Income tax expense	(2,354)
Net investment loss	$(7,991)

Unrealized and Realized Gains (Losses) On Investment And Derivatives:
Net realized gains (losses):
Derivatives	$919
Net realized gains	919
Net unrealized gains (losses):
Investments	20,122
Derivatives	(4,978)
Net unrealized gains	15,144
Net realized and unrealized gains on investment and derivatives	16,063
Net increase in net assets resulting from operations	$8,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
($ in thousands)
(unaudited)
Non-controlled/non-affiliated investments

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Renewable Energy
Aspen Renewables Equity Holdings LLC (1)(5)	Ordinary units				03/2025		4,900		$407,340	$407,340	(2)
Denali Equity Holdings LLC (1)(5)	Class A units				09/2024		3,749		341,183	353,033	(2)
Sophos Holdings, LLC	First lien senior secured loan	7.94%	SOFR (M)	3.61%		03/2027		$499	501	498	(3)
									749,024	760,871		133.82%

Electric Utilities
Alpha Generation LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		249	250	249
Astoria Energy LLC	First lien senior secured loan	7.57%	SOFR (M)	3.25%		12/2027		993	997	993
Cogentrix Finance Holdco I, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		02/2032		1,000	1,001	996
Cornerstone Generation, LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		10/2031		1,375	1,380	1,374
Discovery Energy Holding Corporation	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		05/2031		1,020	1,010	1,002
EFS Cogen Holdings I LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		10/2031		2,505	2,511	2,499
Lackawanna Energy Center LLC	First lien senior secured loan	8.57%	SOFR (M)	4.25%		08/2029		1,247	1,251	1,245
South Field Energy LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		08/2031		1,221	1,224	1,218
Thunder Generation Funding, LLC	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		10/2031		1,870	1,880	1,868
									11,504	11,444		2.01%

Oil, Gas and Consumable Fuels
BANGL, LLC	First lien senior secured loan	8.81%	SOFR (Q)	4.50%		02/2029		997	1,004	999
Freeport LNG investments, LLLP	First lien senior secured loan	7.55%	SOFR (Q)	3.00%		11/2026		250	250	250
Freeport LNG investments, LLLP	First lien senior secured loan	7.54%	SOFR (Q)	3.25%		12/2028		1,015	1,009	1,001
Prairie ECI Acquiror LP	First lien senior secured loan	8.57%	SOFR (M)	4.25%		08/2029		997	1,002	997
TransMontaigne Operating Company L.P.	First lien senior secured loan	7.57%	SOFR (M)	3.25%		11/2028		997	999	996
									4,264	4,243		0.75%

Construction and Engineering
Artera Services, LLC	First lien senior secured loan	8.80%	SOFR (Q)	4.50%		02/2031		1,052	1,008	996
Traverse Midstream Partners LLC	First lien senior secured loan	7.29%	SOFR (Q)	3.00%		02/2028		750	754	748
									1,762	1,744		0.31%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
($ in thousands)
(unaudited)

Energy Equipment and Services
Brazos Delaware II, LLC	First lien senior secured loan	7.31%	SOFR (M)	3.00%	02/2030	1,000	1,004		999
CPPIB OVM Member U.S. LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%	08/2031	249	248		248
							1,252		1,247		0.22%

Software
Cloud Software Group, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%	03/2031	1,255	1,249		1,242
							1,249		1,242		0.22%

Diversified Telecommunication Services
QualityTech, LP(5)	First lien senior secured loan	7.81%	SOFR (M)	3.50%	11/2031	1,005	1,005		1,002
							1,005		1,002		0.18%

Gas Utilities
Potomac Energy Center, LLC(5)	First lien senior secured loan	7.30%	SOFR (Q)	3.00%	03/2032	1,005	1,004		1,000
							1,004		1,000		0.18%

Diversified Consumer Services
KUEHG Corp.	First lien senior secured loan	7.55%	SOFR (Q)	3.25%	06/2030	249	250		249	(3)
Spring Education Group, Inc.	First lien senior secured loan	8.30%	SOFR (Q)	4.00%	10/2030	499	500		497
							750	750	746		0.13%

Machinery
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%	07/2028	250	249		247	(3)
							249		247		0.04%

Total Investments							$772,063		$783,786		137.85%

(1) Securities exempt from registration under the Securities Act of 1933 and may be deemed “restricted securities” subject to legal restrictions on sales. As of March 31, 2025, the aggregate fair value of these securities is $760.4 million, or 133.73% of the Fund's net assets. The initial acquisition dates have been included for such securities.
(2) These assets are pledged as collateral under the Fund’s or the Fund’s consolidated subsidiaries’ various credit facilities and, as a result, are not directly available to the creditors of the Fund to satisfy any obligations of the Fund other than the obligations under each of the respective facilities (see “Note 5. Debt to the unaudited consolidated financial statements for more information).
(3) This company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.12% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of March 31, 2025.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of March 31, 2025.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investment.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
($ in thousands)
(unaudited)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	11/2041	$41,006	$4,079	$—	$4,079
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	11/2041	41,006	4,068	—	4,068
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	11/2041	20,500	(638)	—	(638)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	11/2041	15,576	(485)	—	(485)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	11/2041	15,576	(485)	—	(485)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	11/2041	13,254	(412)	—	(412)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	11/2041	12,460	(388)	—	(388)
Interest rate swap	4.059%	Daily SOFR	MUFG Bank, Ltd.	03/2030	18,750	(565)	—	(565)
Interest rate swap	4.058%	Daily SOFR	BNP Paribas	03/2030	18,750	(563)	—	(563)
Total						$4,611	$—	$4,611

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
(2) The fair value of the Fund’s investment is determined using unobservable inputs that are significant to the overall fair value measurement. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investment.

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

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	16,479,636	165	412,662	—	412,827
Shares issued in connection with distribution reinvestment plan	103,669	1	2,596	—	2,597
Distributions declared and payable ($0.6750 per share) as return of capital	—	—	(11,355)	—	(11,355)
Net investment loss	—	—	—	(7,991)	(7,991)
Net realized gains on investment and derivatives	—	—	—	919	919
Net unrealized gains on investment and derivatives	—	—	—	15,144	15,144
Balance at March 31, 2025	22,809,905	$228	$553,764	$14,602	$568,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(unaudited)

For the three months ended March 31, 2025
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$8,072
Adjustments to reconcile net increase / (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Purchases of investments	(430,935)
Amortization of deferred debt issuance costs	329
Amortization of offering costs	1,017
Change in deferred tax liability	2,354
Net change in unrealized (gain) / loss on investments	(20,122)
Net change in unrealized (gain) / loss on derivatives	4,978
Return of capital from investments	6,407
Changes in operating assets and liabilities:
Management fee payable	555
Capital gains incentive fee payable	2,008
Accrued expenses	(1,355)
Prepaid expenses	324
Interest payable	(2,048)
Unsettled trades payable	23,536
Net cash used in operating activities	(404,880)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	412,827
Borrowings from term loan	50,000
Payments for debt issuance costs	(4,934)
Distributions to shareholders	(9,368)
Net cash provided by financing activities	448,525
Net change in cash, cash equivalents and restricted cash	43,645
Cash, cash equivalents and restricted cash, beginning of period	27,317
Cash, cash equivalents and restricted cash, end of period	$70,962
Supplemental Information:
Interest paid during the period	$5,687
Distribution declared and payable during the period	$5,132
Non-cash financing activity:
Offering costs	$9
Net proceeds from distribution reinvestment plan	$2,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
1. ORGANIZATION

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust that was formed on May 7, 2024. The Fund is an externally managed, closed-end management investment company. The Fund elected be regulated (the “BDC Election”) as a business development company (“BDC”) under the 1940 Act.

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

On August 9, 2024, Ares Management LLC, a subsidiary of Ares Management, purchased 1,000 shares of the Fund’s common shares of beneficial interest (the “Shares”) at $25.00 per share as the Fund’s sole initial shareholder. On August 28, 2024, the Fund issued 6,225,600 Shares at $25.00 per Share. The Fund commenced operations on August 28, 2024. See “Note 13. Subsequent Events” to the unaudited consolidated financial statements for more information for a recent development related to the Fund’s Shares.

Prior to the BDC Election, the Fund operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. As a private fund, the Fund held closings from time to time, to investors who are (i) “accredited investors” within the meaning of Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act. At each such closing, each investor made a capital commitment to purchase Shares pursuant to a subscription agreement entered into with the Fund. Investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitment (“Capital Commitment”) on an as-needed basis each time the Fund delivers a drawdown notice. As of the date of this report, no Capital Commitments remain outstanding.

In addition, the Fund converted to a BDC on December 2, 2024 and has commenced holding monthly closings effective as of the first day of each month for its continuous private offering of securities (the “Private Offering”), in connection with which the Fund issues Shares to investors for a purchase price per Share equal to the Fund’s net asset value (“NAV”) as of the last calendar day of the previous month. NAV is generally expected to be available within 20 business days after the effective date of the monthly closing, at which time the number of Shares issued to each investor based on the applicable NAV will be determined and such Shares, as applicable, will be credited to the investor’s account as of the effective date of the monthly closing. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Fund had $10.0 million and $0, respectively, of cash equivalents.

Restricted cash primarily relates to cash held as a requirement for the Denali Term Loan (see “Note 5. Debt” to the unaudited consolidated financial statements for more information).

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$70,955	$25,528
Restricted cash	7	1,789
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$70,962	$27,317

Organization and Offering Expenses

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Fund and enable it legally to do business. Organization costs may be reimbursed by the Adviser, subject to potential repayment.

Offering costs include costs associated with the preparation of the Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 3, 2024 and offering of Shares. Offering costs were accounted for as deferred costs until operations commenced on August 28, 2024. Offering costs may be reimbursed by the Adviser, subject to potential repayment. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis.

Refer to See “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to the unaudited consolidated financial statements for more information.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
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

Investments in the Fund’s portfolio that do not have readily available market quotations (i.e., substantially all of the Fund’s investments) are valued at fair value as determined in good faith by our Valuation Designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
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
When the Valuation Designee determines the fair value of each investment as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally update the value of such assets using the same set of information that was used in performing the most recent quarterly valuation. Should the Valuation Designee determine that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in public equity valuations, secondary market transaction in the securities of an investment, comparable transactions, or otherwise), the Valuation Designee will determine whether to determine the fair value for each relevant investment using data that has been updated for the impact of the significant observable change. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information on the Fund’s valuation process.

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Fund’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Fund’s judgment, are likely to remain current. The Fund may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
Distribution Income Recognition

Distribution income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Distribution income on common equity is recorded on the date it is received for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the three months ended March 31, 2025, the Fund received $6.3 million of distributions from investments, all of which were classified as a return of capital under GAAP.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “derivatives” under the “net realized and unrealized gains on investments and derivatives” section in the Fund’s consolidated statement of operations.

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

Distributions

The Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on the Fund’s earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of March 31, 2025 and December 31, 2024, the majority of the Fund’s portfolio is concentrated in two investments and one investment, respectively.

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

Related Party Transactions

On February 3, 2025, the Fund agreed to sell Shares to affiliates and employees of the Adviser for an aggregate purchase price of $50.0 million, in full satisfaction of all remaining capital call obligations of such affiliates and employees.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance.

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

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser extended the waiver until the Fund's first monthly closing as a BDC. For the three months ended March 31, 2025, the Fund incurred $0.9 million in management fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive $0.2 million of management fees earned in accordance with the Investment Advisory Agreement for the three months ended March 31, 2025. This waiver is not subject to recoupment.

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount or original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not under any obligation to reimburse the Fund for any part of the income-based fees it receives that are based on accrued interest income that the Fund never actually receives. Accordingly, pre-incentive fee net investment income may be calculated on higher amounts of income than the Fund may ultimately realize and that may ultimately be distributed to shareholders.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940 including Section 205 thereof. If the Investment Advisory Agreement shall terminate as of a date that is not a calendar year end, the termination shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant period.

No income based fee was earned for the three months ended March 31, 2025. There was no capital gains incentive fee actually payable to the Adviser as calculated under the Investment Advisory Agreement for the three months ended March 31, 2025. In accordance with GAAP, the Fund accrued a capital gains incentive fee of $2.0 million for the three months ended March 31, 2025. As of March 31, 2025, the Fund has accrued cumulative capital gains incentive fees in accordance with GAAP of $2.2 million.

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

For the three months ended March 31, 2025, the Fund incurred $0.7 million in administrative fees allocated to the Fund from the Administrator, which are included in “administration fees” in the Fund’s consolidated statement of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
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

Declaration of Trust and Bylaws

On January 14, 2025, the Fund amended and restated the Declaration of Trust of the Fund (the “Declaration of Trust”) in its entirety (the “A&R Declaration of Trust”). In accordance with the A&R Declaration of Trust, among other things, the Declaration of Trust was amended to clarify that any action of the Board or any committee thereof may be taken by unanimous written consent and any action that requires the separate vote of independent trustees may be taken by the unanimous written consent of such independent trustees. In addition, the provision relating to agreements with shareholders previously contained in Article XI of the Declaration of Trust was deleted in its entirety. Finally, certain provisions of the Declaration of Trust were clarified to reference relevant limitations applicable pursuant to federal securities laws.

On January 14, 2025, the Fund amended and restated its bylaws (the “A&R Bylaws”) to make changes that conform with the A&R Declaration of Trust. The A&R Bylaws became effective concurrently with the A&R Declaration of Trust.

On March 12, 2025, the Fund amended and restated the A&R Declaration of Trust in its entirety (the “Second A&R Declaration of Trust”). The A&R Declaration of Trust was amended to comply with Japanese regulations relating to marketing the Fund to Japanese investors.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
4. INVESTMENTS

As of March 31, 2025 and December 31, 2024, investments consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Common equity	$407,340	$407,340	$—	$—
First lien senior secured loans	23,540	23,413	—	—
Other equity	341,183	353,033	347,531	339,136
Total investments	$772,063	$783,786	$347,531	$339,136

Derivative contracts, at fair value (asset)	$—	$8,147	$—	$10,414
Derivative contracts, at fair value (liability)	—	(3,536)	—	(824)
Total derivative contracts	$—	$4,611	$—	$9,590

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Fund’s portfolio at fair value as of March 31, 2025 and December 31, 2024 was as follows:

	As of
	March 31, 2025	December 31, 2024
Industry
Renewable Energy	97.1%	100.0%
Electric Utilities	1.5%	—%
Oil, Gas and Consumable Fuels	0.5%	—%
Construction and Engineering	0.2%	—%
Energy Equipment and Services	0.2%	—%
Software	0.2%	—%
Diversified Telecommunication Services	0.1%	—%
Gas Utilities	0.1%	—%
Diversified Consumer Services	0.1%	—%
Total	100.0%	100.0%

	As of
	March 31, 2025	December 31, 2024
Geographic Region
United States	100.0%	100.0%
Total	100.0%	100.0%

As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

5. DEBT

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $212.5 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 and ending in November 2041, of which

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
the first payment was interest only. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC. For the three months ended March 31, 2025, the average outstanding loan amount was $212.5 million and the average interest rate was 6.36%.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Denali Co-Borrowers, and (b) all tangible and intangible assets of the Denali Co-Borrowers. Under the Denali Credit Agreement, the Denali Co-Borrowers have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Denali Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Denali Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Denali Co-Borrowers, including the Fund.

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $228.1 million delayed draw term loan (the “Aspen Term Loan”), of which $50.0 million was drawn, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make payments quarterly beginning in August 2025 and ending in April 2042. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years. For the three months ended March 31, 2025, the average outstanding loan amount was $10.0 million and the average interest rate was 1.21%.

The Aspen Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Aspen Borrower, and (b) all tangible and intangible assets of the Aspen Borrower. Under the Aspen Credit Agreement, the Aspen Borrower and the Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Aspen Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Aspen Borrower, the Aspen Credit Agreement is non-recourse to any upstream affiliate of the Aspen Borrower, including the Fund.

6. DERIVATIVE INSTRUMENTS

The Fund enters into derivative instruments from time to time to help mitigate its interest rate risk exposures. Management’s policy is to net all derivatives that it has the right to set off in the consolidated statement of assets and liabilities and will net across instrument types by counterparty.

Interest Rate Swap

The Fund entered into interest rate swaps to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement and the Aspen Credit Agreement. Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of SOFR plus an applicable spread, as disclosed below.

On September 11, 2024, ACI Denali entered into interest rate swaps with MUFG and BNP Paribas to exchange the SOFR rate in the Denali Term Loan with a fixed rate for 75% of the amount of the Denali Term Loan. The fixed rate for MUFG and BNP Paribas is 3.338% and 3.335%, respectively, plus the applicable margin. On December 27, 2024, MUFG and BNP Paribas syndicated a portion of their interest in the Denali Credit Agreement and related interest rate swaps. As part of the syndication, BNP Paribas and MUFG adjusted their fixed interest rate so the weighted average fixed interest rate across all participating banks remained unchanged from the original interest rate swap agreement.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
On March 14, 2025, the Aspen Borrower entered into interest rate swaps with MUFG and BNP Paribas to exchange the SOFR rate in the Aspen Term Loan with a fixed rate for 75% of the outstanding borrowings under the Aspen Term Loan. The all-in fixed rate for MUFG and BNP Paribas is 4.059% and 4.058%, respectively. The interest rate swaps have a mandatory early termination date on March 14, 2030.

As of March 31, 2025 and December 31, 2024, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedule of investments.

The net unrealized appreciation (depreciation) related to the interest rate swaps was approximately $(5.0) million for the three months ended March 31, 2025, which is included in “derivatives” under “net unrealized gains (losses)” in the Fund’s consolidated statement of operations. The net swap amount is settled quarterly, beginning in February 2025, and is recorded as net realized gains/losses in the “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statement of operations. For the three months ended March 31, 2025, there were net swap payments received resulting in a realized gain of $0.9 million.

The balance sheet impact of fair valuing the interest rate swaps as of March 31, 2025 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$41,006	11/2041	$4,079	$—	$—	$4,079	Derivative contracts, at fair value
Interest rate swap	41,006	11/2041	4,068	—	—	4,068	Derivative contracts, at fair value
Interest rate swap	20,500	11/2041	—	(638)	—	(638)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(485)	—	(485)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(485)	—	(485)	Derivative contracts, at fair value
Interest rate swap	13,254	11/2041	—	(412)	—	(412)	Derivative contracts, at fair value
Interest rate swap	12,460	11/2041	—	(388)	—	(388)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(565)	—	(565)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(563)	—	(563)	Derivative contracts, at fair value
Total			$8,147	$(3,536)	$—	$4,611

The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2024 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$41,006	11/2041	$5,200	$—	$—	$5,200	Derivative contracts, at fair value
Interest rate swap	41,006	11/2041	5,214	—	—	5,214	Derivative contracts, at fair value
Interest rate swap	20,500	11/2041	—	(215)	—	(215)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(127)	—	(127)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(173)	—	(173)	Derivative contracts, at fair value
Interest rate swap	13,254	11/2041	—	(177)	—	(177)	Derivative contracts, at fair value
Interest rate swap	12,460	11/2041	—	(132)	—	(132)	Derivative contracts, at fair value
Total			$10,414	$(824)	$—	$9,590

For the three months ended March 31, 2025, the average outstanding notional value of interest rate swaps was $166.9 million.

7. COMMITMENTS AND CONTINGENCIES

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of March 31, 2025 and December 31, 2024, the total amount of advanced expenses subject to recoupment by the Adviser is $6.7 million and $3.8 million, respectively, with expirations as follows:

	As of
Expiration Period	March 31, 2025	December 31, 2024
Less than 1 year	$—	$—
1-2 years	—	—
2-3 years	6,682	3,774
Total	$6,682	$3,774

The corresponding amount due to the Fund’s Adviser is netted against the amount due from the Fund’s Adviser on the face of the consolidated statement of assets and liabilities as the amount is not due unless and until the Fund has Available Operating Funds. As of March 31, 2025 and December 31, 2024, Available Operating Funds did not exceed the cumulative distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ the net asset valuation policy and procedures that have been reviewed by the Board and are consistent with the provisions of Rule 2a-5 under the 1940 Act and ASC 820-10 (see “Note 2. Significant Accounting Policies” to the unaudited consolidated financial statements for more information). Consistent with its valuation policies and procedures, the Valuation Designee will evaluate the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

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

The following table presents fair value measurements of investments and derivatives as of March 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Common equity	$—	$—	$407,340	$407,340
Other equity	—	—	353,033	353,033
First lien senior secured loans	—	21,411	2,002	23,413
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	8,147	—	8,147
Interest rate swap contracts (liability)	—	(3,536)	—	(3,536)
Total	$—	$26,022	$762,375	$788,397

The following table presents fair value measurements of investments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Equity securities	$—	$—	$339,136	$339,136
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	10,414	—	10,414
Interest rate swap contracts (liability)	—	(824)	—	(824)
Total	$—	$9,590	$339,136	$348,726

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of March 31, 2025
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average
Common equity	$407,340	Discounted cash flow	Discount rate	9.96%	9.96%
Other equity	353,033	Discounted cash flow	Discount rate	9.00%	9.00%
First lien senior secured loans	2,002	Broker quotes	N/A	N/A	N/A
Total Level 3 investments	$762,375

	As of December 31, 2024
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average
Other equity(1)	$339,136	Discounted cash flow	Discount rate	9.52%	9.52%
Total Level 3 investments	$339,136

(1) Asset previously classified as “Equity Securities”. Classification updated to “Other equity” in current period.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
Changes in market yields and discount rates, each in isolation, may change the fair value of certain of the Fund’s investments. Generally, a material increase in market yields or discount rates may result in a decrease in the fair value of certain of the Fund’s investments.

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

The following tables present changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2025:

As of and for the three months ended March 31, 2025
Balance as of December 31, 2024	$339,136
Purchases	409,348
Net unrealized gains on investments	20,240
Return of capital	(6,349)
Transfers in to/(out of) Level 3	—
Balance as of March 31, 2025	$762,375

There were no investment transfers into or out of Level 3 for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the net change in unrealized appreciation/(depreciation) on the investments that use Level 3 inputs was $20.2 million and $(8.4) million, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025			December 31, 2024
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Denali Term Loan(1)	$212,503	(2)	$212,503	$212,504	(2)	$212,504
Aspen Term Loan (1)	50,000	(2)	50,000	—		—
Total	$262,503		$262,503	$212,504		$212,504

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)

The provision for income taxes consists of the following:

As of
March 31, 2025
Current:
U.S. federal income tax (expense) / benefit	$—
State and local income tax (expense) / benefit	—
—
Deferred:
U.S. federal income tax (expense) / benefit	(2,146)
State and local income tax (expense) / benefit	(208)
(2,354)
Total:
U.S. federal income tax (expense) / benefit	(2,146)
State and local income tax (expense) / benefit	(208)
Income tax (provision)/benefit	$(2,354)

The effective income tax rate differed from the federal statutory rate for the following reasons:

For the three months ended March 31, 2025
Income tax expense at federal statutory rate	21.0%
State income tax (net of federal benefit)	1.6
Total effective rate	22.6%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss	$399	$389
Interest expense	1,515	946
Incentive fees	487
Total gross deferred tax assets	2,401	1,335
Valuation allowance	—	—
Total deferred tax assets	2,401	1,335
Deferred tax liabilities
Basis difference on investments(1)	5,618	3,239
Swap timing differences(1)	1,041	—
Total deferred tax liabilities	6,659	3,239
Net deferred tax (liabilities) assets	$(4,258)	$(1,904)

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

The Fund analyzes its tax filing positions in all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns for all open tax years. The Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Fund recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Fund reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

As of March 31, 2025 and December 31, 2024, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators.

10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.

The following tables summarize transactions in Shares during the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	Shares	Amount
Common Shares
Subscriptions	16,479,636	$412,827
Distributions reinvested	103,669	2,597
Repurchased shares, net of early repurchase deductions	—	—
Total net increase	16,583,305	$415,424

NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first calendar day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for the three months ended March 31, 2025:

NAV per Share
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2025:

As of and for the three months ended March 31, 2025
Per share data:
Net asset value at the beginning of period	$25.1266
Net investment income (loss) for period(1)	(0.5360)
Net realized and unrealized gain (loss)(1)	1.0119
Net increase (decrease) in net assets from operations	0.4759
Distributions as a return of capital	(0.6750)
Total increase (decrease) in net assets	(0.1991)
Net asset value at the end of period	$24.9275
Total return based on net asset value(2)	1.89%
Shares outstanding, end of period	22,809,905
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$568,594
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(4)	8.05%
Ratio of expense support to average net assets(3)	(2.88)%
Ratio of management fee waiver to average net assets(3)	(0.04)%
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	5.13%
Ratio of net investment income (loss) to average net assets(3)	(4.07)%
Portfolio turnover rate	0.00%

(1)Weighted average basic per Share data.
(2)For the three months ended March 31, 2025, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)The ratios reflect an annualized amount for all expenses and the corresponding waiver other than organizational expenses, offering expenses, income based fee and capital gains incentive fee, income tax expense and management fee waiver.
(4)For the three months ended March 31, 2025, the ratio of operating expenses to average net assets consisted of the following:

For the three months ended March 31, 2025
Management fees(3)	0.87%
Income based fee and capital gains incentive fee(3)	0.53%
Income tax expense(3)	0.58%
Interest expense(3)	3.95%
Organizational and offering expenses(3)	0.26%
Other operating expenses(3)	1.86%
Total operating expenses	8.05%

12. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to generate attractive risk-adjusted total returns consisting primarily of current income. The chief operating decision maker (the “CODM”) is comprised of the Fund’s Co-Chief Executive Officers and Chief Financial Officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net investment income. In addition to numerous other factors and metrics, the CODM utilizes consolidated net investment income as a key metric in determining the amount of distributions to be paid to the Fund’s shareholders. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
($ in thousands, except share data, percentages and as otherwise indicated)
13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of issued unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the three months ended March 31, 2025, except as discussed below.

On April 8, 2025, the Fund was granted an exemptive relief order from the SEC that permits the Fund to issue multiple classes of its Shares with varying sales loads and to impose asset-based distribution and/or service fees.

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc, as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million, which was undrawn as of April 14, 2025 (each borrowing thereunder, the “ACI Portfolio Aggregator Loans”). The maturity date of the ACI Portfolio Aggregator Loans is currently April 14, 2027.

On May 14, 2025, the Fund adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan the Fund is authorized to issue four classes of its Shares: Class D Shares, Class N Shares, Class S Shares, and Class I Shares. Effective May 14, 2025, all issued and outstanding Shares were reclassified into Class I Shares. As of May 14, 2025, the Fund has not issued any Class D Shares, Class N Shares, or Class S Shares.

On May 14, 2025, the Fund and Ares Wealth Management Services, LLC (“AWMS”) as placement agent for the Shares, entered into an Amended and Restated Placement Agent Agreement (the “A&R Placement Agent Agreement”). The A&R Placement Agent Agreement amends and restates in its entirety the existing Placement Agent Agreement, by and between the Fund and AWMS, to account for the sale of multiple classes of the Fund's Shares.

On May 14, 2025, the Board approved a form of Selected Dealer Agreement, to be entered into by and between AWMS and any dealers party thereto, pursuant to which such dealers will sell various classes of the Fund's Shares.

On May 14, 2025, the Fund adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Fund may pay to AWMS, as placement agent for the Shares, a fee for distribution and/or shareholder services with respect to Class D Shares, Class N Shares and Class S Shares. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

On May 14, 2025, the Fund announced the declaration of regular monthly distributions for July, August and September in the amount of $0.2110 per Class I Share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Core Infrastructure Fund (together with its consolidated subsidiaries, where applicable, the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;
•the return or impact of current and future investments;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;
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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the legislative, regulatory, trade and policy changes associated with the current U.S. presidential administration;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors,” elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “Annual Report”) and in this Quarterly Report.

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

Overview

Ares Core Infrastructure Fund, a Delaware statutory trust formed on May 7, 2024, is an externally managed, closed-end management investment company that elected to be regulated as a BDC under the 1940 Act on December 2, 2024. Prior to the BDC Election, we conducted our investment activities and operations pursuant to the exclusions from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We commenced operations on August 28, 2024 in connection with the initial closing of our Private Offering, pursuant to which we issued and sold 6,226,000 Shares for an aggregate purchase price of approximately $155.7 million. See “Recent Developments” for a recent development related to the Fund’s Shares.

The Fund has elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, the Fund is subject to U.S. federal income tax on its net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors.

In addition, the Fund has commenced holding monthly closings for its Private Offering, in connection with which the Fund issues Shares to investors for immediate cash investment in reliance on exemptions from the registration requirements of the 1933 Act. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

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

Our investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income. The Fund invests in infrastructure companies and assets (“Infrastructure Assets”). The Fund defines Infrastructure Assets as investments in equity and debt interests in infrastructure-related assets or businesses, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors. Within Infrastructure Assets, the Fund focuses primarily on investing in Core Infrastructure Assets, which are Infrastructure Assets that the Fund believes could: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally predictable as a result of being governed by either rate regulation by governmental agencies or by long-term contractual arrangements with creditworthy counterparties, such as governments, municipalities and major companies, which can shield these assets from near-term economic and market trends (“Core Infrastructure Assets”).

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Our initial shareholders and the Board have approved a proposal that allows us to reduce our minimum asset coverage ratio to 150%. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, including any potential borrowings under any future credit facilities and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

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

Trends Affecting Our Business

Infrastructure investment opportunities continue to be supported by the convergence of digital infrastructure and artificial intelligence adoption, paired with surging power demand expectations. Renewable energy transaction volume remained strong, which has supported elevated renewable energy revenue contract prices. The potential impact from recent trade and economic policies has resulted in increased uncertainty, which in turn has reduced expectations for future economic growth, increased expectations for rising inflation, and led to greater capital markets volatility.

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

For the three months ended March 31, 2025
Amount of investments funded:
Common Equity	$407,340
First lien senior secured loans	23,413
Other equity	353,033
Total	$783,786

Our investments consisted of the following ($ in thousands):

	As of
	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	$341,183	$353,033	$347,531	$339,136
Aspen Equity Holdings, LLC (2)	407,340	407,340	—	—
First lien senior secured loans	23,540	23,413	—	—
Total	$772,063	$783,786	$347,531	$339,136

(1)The underlying 2.6 gigawatt portfolio consists of 15 projects in operation across Electric Reliability Council of Texas, Midcontinent Independent System Operator, PJM and Southwest Power Pool, of which 53% is solar, 25% wind and 22% co-located battery storage capacity.
(2)The underlying 0.9 gigawatt portfolio consists of 4 projects in the Electric Reliability Council of Texas and the Midcontinent Independent System Operator, of which 83% is solar and 17% is co-located battery storage capacity.

Components of our Results of Operations

Revenues

We generate revenue in the form of interest income, from bank interest or interest from loans, and distribution income, by investing primarily in Core Infrastructure Assets, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors.

Expenses

The services of all investment professionals of our Adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. Under the Investment Advisory Agreement, we bear all other costs and expenses of our operations and transactions. See “Note 3. Agreements and Organizational Documents” to our unaudited consolidated financial statements for more information on fees and expenses.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an amended and restated expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), with our Adviser, pursuant to which our Adviser may elect to pay certain of the Fund’s expenses on the Fund’s behalf. The Adviser has agreed to advance a portion of the Fund’s organization, initial offering and operational expense, which includes the Fund’s organization and initial offering expenses incurred in connection with the Private Offering through the date of the BDC Election. See “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to our unaudited consolidated financial statements for more information on the Expense Support and Conditional Reimbursement Agreement.

Results of Operations

The Fund was formed on May 7, 2024, therefore the Fund’s results of operations for the three months ended March 31, 2025 are not comparable and, accordingly, no comparative amount for the prior year period is discussed.
Operating results for the three months ended March 31, 2025 were as follows ($ in thousands):

For the three months ended March 31, 2025
Total income	$1,064
Net expenses	6,701
Net investment loss before income taxes	(5,637)
Income tax expense	(2,354)
Net investment loss	(7,991)
Net realized and unrealized gains on investments and derivatives	16,063
Net increase in stockholders’ equity resulting from operations	$8,072

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
Total investment income was primarily due to bank interest on cash and cash equivalents held in depository and money market accounts. For the three months ended March 31, 2025, we received $6.3 million of distributions from investments, all of which were classified as a return of capital.

For the three months ended March 31, 2025, we incurred expenses of $9.8 million of which $2.9 million have been reimbursed by the Adviser in accordance with the Expense Support and Conditional Reimbursement Agreement. See “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to our unaudited consolidated financial statements for more information on our Expense Support and Conditional Reimbursement Agreement.

For the three months ended March 31, 2025, we incurred $0.9 million in management fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive $0.2 million of the management fees earned in accordance with the Investment Advisory Agreement for the three months ended March 31, 2025. This waiver is not subject to recoupment.

No income based fee was earned for the three months ended March 31, 2025. There was no capital gains incentive fee actually payable to the Adviser as calculated under the Investment Advisory Agreement for the three months ended March 31, 2025. In accordance with GAAP, we accrued a capital gains incentive fee of $2.0 million for the three months ended March 31, 2025. As of March 31, 2025, we have accrued cumulative capital gains incentive fees in accordance with GAAP of $2.2 million.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per share equal to the then-current NAV per share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $71.0 million of immediate liquidity as of March 31, 2025, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our Shares, from which we generated proceeds of approximately $412.8 million for the three months ended March 31, 2025.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2025, we had $262.5 million in total aggregate principal debt outstanding and our asset coverage ratio was 317%.

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

Equity Capital Activities

Pursuant to subscription agreements providing for the commitment to purchase an aggregate of up to $395.0 million of our Shares entered into between us and several investors beginning on August 12, 2024 and ending on October 10, 2024, we called an aggregate of $155.7 million from August 28, 2024 through September 30, 2024, and in exchange therefor, we issued approximately 6,226,600 Shares to 174 shareholders, including the investment from our sole initial shareholder.

On February 3, 2025, we agreed to sell 15,076,994 Shares for an aggregate purchase price of $377.9 million, pursuant to the Private Offering and by calling all remaining capital calls. On March 3, 2025, we agreed to sell 1,402,642 Shares for an aggregate purchase price of $35.0 million pursuant to the Private Offering. The purchase price per Share equaled our NAV per Share as of the day preceding the effective date of the monthly Share purchase.

The Fund intends to continue holding monthly closings for its Private Offering, in connection with which the Fund will issue Shares to investors for immediate cash investment. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the 1933 Act. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Shares	Amount
Shares sold	16,479,636	$412,827
Distributions reinvested	103,669	$2,597

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per Share for the three months ended March 31, 2025:

For the months ended	NAV per share
January 31, 2025	$25.0625
February 28, 2025	$24.9241
March 31, 2025	$24.9275

Distributions

We have declared distributions each month beginning December 2024 and, to the extent that we have excess cash flows, we intend to continue making monthly distributions to holders of our Shares (the “Shareholders”). Distributions to Shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on our earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table presents our distributions that were declared and payable for the three months ended March 31, 2025 ($ in thousands, except per share amount):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 16, 2025	January 31, 2025	February 21, 2025	$0.2250	$1,414
January 16, 2025	February 28, 2025	March 25, 2025	$0.2250	$4,809
January 16, 2025	March 31, 2025	April 23, 2025	$0.2250	$5,132

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

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $212.5 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 and ending in November 2041, of which the first payment was interest only. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC. For the three months ended March 31, 2025, the average outstanding loan amount was $212.5 million and the average interest rate was 6.36%.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Denali Co-Borrowers, and (b) all tangible and intangible assets of the Denali Co-Borrowers. Under the Denali Credit Agreement, the Denali Co-Borrowers have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Denali Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Denali Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Denali Co-Borrowers, including the Fund.

On September 11, 2024, ACI Denali entered into interest rate swaps with MUFG and BNP Paribas to exchange the SOFR rate in the Denali Term Loan with a fixed rate for 75% of the amount of the Denali Term Loan. The fixed rate for MUFG and BNP Paribas is 3.338% and 3.335%, respectively, plus the applicable margin (see “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information).

On December 27, 2024, MUFG and BNP Paribas syndicated a portion of their interest in the Denali Credit Agreement and related interest rate swaps. As part of the syndication, BNP Paribas and MUFG adjusted their fixed interest rate so the weighted average fixed interest rate across all participating banks remained unchanged from the original interest rate swap agreement (see “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information).

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $228.1 million delayed draw term loan (the “Aspen Term Loan”), of which $50.0 million was drawn, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make payments quarterly beginning in August 2025 and ending in April 2042. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years. For the three months ended March 31, 2025, the average outstanding loan amount was $10.0 million and the average interest rate was 1.21%.

The Aspen Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Aspen Borrower, and (b) all tangible and intangible assets of the Aspen Borrower. Under the Aspen Credit Agreement, the Aspen Borrower and the Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Aspen Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Aspen Borrower, the Aspen Credit Agreement is non-recourse to any upstream affiliate of the Aspen Borrower, including the Fund.

On March 14, 2025, the Aspen Borrower entered into interest rate swaps with MUFG and BNP Paribas to exchange the SOFR rate in the Aspen Term Loan with a fixed rate for 75% of the outstanding borrowings under the Aspen Term Loan. The all-in fixed rate for MUFG and BNP Paribas is 4.059% and 4.058%, respectively. The interest rate swaps have a mandatory early termination date on March 14, 2030.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this Report. See “Note 2. Significant Accounting Policies” to our unaudited consolidated financial statements for more information on our critical accounting policies.

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

When the Valuation Designee determines the fair value of each investment as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will generally update the value of such assets using the same set of information that was used in performing the most recent quarterly valuation. Should the Valuation Designee determine that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in public equity valuations, secondary market transaction in the securities of an investment, comparable transactions, or otherwise), the Valuation Designee will determine whether to determine the fair value for each relevant investment using data that has been updated for the impact of the significant observable change.

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

Investments held by us are valued in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder and the provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

Recent Developments

On April 8, 2025, the Fund was granted an exemptive relief order from the SEC that permits the Fund to issue multiple classes of its Shares with varying sales loads and to impose asset-based distribution and/or service fees.

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc, as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million, which was undrawn as of April 14, 2025 (each borrowing thereunder, the “ACI Portfolio Aggregator Loans”). The maturity date of the ACI Portfolio Aggregator Loans is currently April 14, 2027.

On May 14, 2025, the Fund adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan the Fund is authorized to issue four classes of its Shares: Class D Shares, Class N Shares, Class S Shares, and Class I Shares. Effective May 14, 2025, all issued and outstanding Shares were reclassified into Class I Shares. As of May 14, 2025, the Fund has not issued any Class D Shares, Class N Shares, or Class S Shares.

On May 14, 2025, the Fund and Ares Wealth Management Services, LLC (“AWMS”) as placement agent for the Shares, entered into an Amended and Restated Placement Agent Agreement (the “A&R Placement Agent Agreement”). The A&R Placement Agent Agreement amends and restates in its entirety the existing Placement Agent Agreement, by and between the Fund and AWMS, to account for the sale of multiple classes of the Fund’s Shares.

On May 14, 2025, the Board approved a form of Selected Dealer Agreement (the “Selected Dealer Agreement”), to be entered into by and between AWMS and any dealers party thereto, pursuant to which such dealers will sell various classes of the Fund's Shares.

On May 14, 2025, the Fund adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Fund may pay to AWMS, as placement agent for the Shares, a fee for distribution and/or shareholder services with respect to Class D Shares, Class N Shares and Class S Shares. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

On May 14, 2025, we announced the declaration of regular monthly distributions for July, August and September in the amount of $0.2110 per Class I Share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” in our Annual Report.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as our Valuation Designee, subject to the oversight of our Board, based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation by providing positive assurance monthly and an independent valuation at least semiannually (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as “Note 2. Significant Accounting Policies” and “Note 8. Fair Value of Financial Instruments” to our unaudited consolidated financial statements for more information relating to our investment valuation.

Interest Rate Risk

In addition to other sources of financings, the Fund uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. Interest rate changes on the variable portion of the Fund’s consolidated variable-rate debt could impact the Fund’s future earnings and cash flows, but would not necessarily affect the fair value of such debt. The Fund manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments to our unaudited consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2025, would increase the Fund’s annual interest expense by approximately $0.5 million, including the effects of the Fund’s interest rate swaps. In addition, the Fund has invested in first lien senior secured loans with a fair value of approximately $23.4 million, which can offset the interest rate risk associated with the Fund’s variable interest rate borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on February 7, 2025, February 19, 2025, March 6, 2025 and March 21, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

April, May, June, July, August and September 2025 Distributions

The following table presents the regular monthly gross distributions per share that were declared:

Record Date	Payment Date(1)	Gross Distribution Per Common Share
April 30, 2025	May 22, 2025	$0.2106
May 30, 2025	June 25, 2025	$0.2102
June 30, 2025	July 23, 2025	$0.2079
July 31, 2025	August 22, 2025	$0.2110
August 29, 2025	September 24, 2025	$0.2110
September 30, 2025	October 23, 2025	$0.2110

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Amended and Restated Placement Agent Agreement

On May 14, 2025, the Fund and AWMS, as placement agent for the Shares, entered into the A&R Placement Agent Agreement. The A&R Placement Agent Agreement amends and restates in its entirety the existing Placement Agent Agreement, by and between the Fund and AWMS, to account for the sale of multiple classes of the Fund’s Shares.

The foregoing description of the A&R Placement Agent Agreement is qualified in its entirety by reference to the A&R Placement Agent Agreement, which is filed as Exhibit 10.6 hereto and incorporated by reference herein.

Selected Dealer Agreements

On May 14, 2025, the Board approved a form of Selected Dealer Agreement, to be entered into by and between AWMS and any dealers party thereto, pursuant to which such dealers will sell various classes of the Fund’s Shares.

The foregoing description of the form of Selected Dealer Agreement is qualified in its entirety by reference to the form of Selected Dealer Agreement, which is filed as Exhibit 10.7 hereto and incorporated by reference herein.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
10.1	Amended and Restated Expense Support and Conditional Reimbursement Agreement dated January 13, 2025, among Ares Core Infrastructure Fund and Ares Capital Management II LLC (incorporated by reference to Exhibit 10.8 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025).
10.2	Credit Agreement, dated as of March 14, 2025, among Ares Aspen Member LLC, as borrower, Ares Aspen Holdings LLC as pledgor, the lenders from time to time parties thereto, the DSR LC issuers from time to time party thereto, MUFG Bank, LTD. as administrative agent, coordinating lead arranger, bookrunner, and co-green loan coordinator and BNP Paribas, as collateral agent, coordinating lead arranger, bookrunner, and co-green loan coordinator (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on March 19, 2025).
10.3	Revolving Credit Agreement, dated as of April 14, 2025, among ACI Portfolio Aggregator SPV LLC, as borrower, NatWest Markets PLC, as administrative agent, the letter of credit issuer and lead arranger, and the several lenders (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on April 17, 2025).
10.4*	Multiple Class Plan, dated as of May 14, 2025.
10.5*	Distribution and Shareholder Servicing Plan, dated as of May 14, 2025.
10.6*	Amended and Restated Placement Agent Agreement, dated as of May 14, 2025, among Ares Core Infrastructure Fund and Ares Wealth Management Solutions, LLC.
10.7*	Form of Selected Dealer Agreement.
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CORE INFRASTRUCTURE FUND

Dated: May 14, 2025	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: May 14, 2025	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: May 14, 2025	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer