Form 10-Q
period 2025-06-30
Ares Core Infrastructure Fund
filed 2025-08-08
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025 there was no established public market for the registrant’s common shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of August 5, 2025 was 47,325,912, consisting of 47,325,912, 0, 0, and 0 of Class I, Class D, Class N and Class S common shares, respectively.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Assets and Liabilities as of June 30, 2025 (unaudited) and December 31, 2024	3
Consolidated Statements of Operations for the three and six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024 (unaudited)	4
Consolidated Schedules of Investments as of June 30, 2025 (unaudited) and December 31, 2024	5
Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024 (unaudited)	10
Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024 (unaudited)	11
Notes to Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	53
Signatures	54

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments (Cost of $896,289 and $347,531, respectively)	$930,595	$339,136
Cash and cash equivalents	224,393	25,528
Restricted cash	228	1,789
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	7,328	10,414
Offering costs	1,818	3,078
Other assets	2,384	662
Total assets	$1,166,746	$380,607
LIABILITIES
Term loans payable (net of deferred financing costs of $9,881 and $5,251, respectively)	$251,030	$207,253
Unsettled trades payable	68,062	—
Deferred tax liability, net	9,893	1,904
Distributions payable	6,792	5,742
Capital gains incentive fee payable	4,864	149
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	3,889	824
Interest payable	3,713	4,541
Accrued expenses	2,059	3,741
Management fees payable	1,381	—
Total liabilities	351,683	224,154
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 32,669,087 and 6,226,600 shares issued and outstanding, respectively	327	62
Capital in excess of par value	780,817	149,861
Accumulated undistributed earnings	33,919	6,530
Total net assets	815,063	156,453
Total liabilities and net assets	$1,166,746	$380,607

NET ASSET VALUE PER SHARE	$24.9490	$25.1266
Class I Shares:
Net assets	$815,063	$156,453
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	32,669,087	6,226,600
Net asset value per share	$24.9490	$25.1266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)
(unaudited)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period from May 7, 2024 (inception) to June 30, 2024
Income:
Distribution income	$10,818	$10,818	$—
Interest income	3,193	4,257	—
Total income	14,011	15,075	—
Expenses:
Interest expense	5,203	9,171	—
Organizational expenses	4	35	2,050
Administration fees	646	1,498	—
Capital gains incentive fee	2,707	4,715	—
Management fees	2,651	3,533	—
Offering expenses	1,187	2,204	—
Other operating expenses	981	1,995	—
Total expenses	13,379	23,151	2,050
Less: Expense support (Note 3)	(2,668)	(5,576)	(2,050)
Less: Management fee waiver (Note 3)	—	(163)	—
Net expenses	10,711	17,412	—
Net investment income / (loss) before income taxes	3,300	(2,337)	—
Income tax expense	(5,635)	(7,989)	—
Net investment loss	$(2,335)	$(10,326)	$—

Unrealized and Realized Gains (Losses) On Investment And Derivatives:
Net realized gains (losses):
Investments	$(160)	$(160)	$—
Derivatives	405	1,324	—
Net realized gains	245	1,164	—
Net unrealized gains (losses):
Investments	22,580	42,702	—
Derivatives	(1,173)	(6,151)	—
Net unrealized gains	21,407	36,551	—
Net realized and unrealized gains on investment and derivatives	21,652	37,715	—
Net increase in net assets resulting from operations	$19,317	$27,389	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2025
($ in thousands)
(unaudited)
Non-controlled/non-affiliated investments

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Renewable Energy
Aspen Renewables Equity Holdings LLC (1)(5)	Ordinary units				03/2025		4,900		$407,297	$428,389	(2)
Denali Equity Holdings LLC (1)(5)	Class A units				09/2024		3,749		340,995	354,076	(2)
TerraForm Power Operating, LLC	First lien senior secured loan	6.30%	SOFR (Q)	2.00%		05/2029		$1,496	1,475	1,494
									749,767	783,959		96.18%

Electric Utilities
Alpha Generation LLC	First lien senior secured loan	6.33%	SOFR (M)	2.00%		09/2031		4,799	4,798	4,789
Astoria Energy LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		06/2032		5,000	4,975	5,000
Cogentrix Finance Holdco I, LLC	First lien senior secured loan	7.08%	SOFR (M)	2.75%		02/2032		7,132	7,143	7,144
Cornerstone Generation, LLC	First lien senior secured loan	7.56%	SOFR (Q)	3.25%		10/2031		8,760	8,788	8,800
EFS Cogen Holdings I LLC	First lien senior secured loan	7.80%	SOFR (Q)	3.50%		10/2031		13,501	13,543	13,543
Hill Top Energy Center, LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		06/2032		7,160	7,175	7,151
Lackawanna Energy Center LLC	First lien senior secured loan	8.58%	SOFR (M)	4.25%		08/2029		6,765	6,827	6,770
South Field Energy LLC	First lien senior secured loan	7.55%	SOFR (Q)	3.25%		08/2031		7,260	7,273	7,287
									60,522	60,484		7.42%

Oil, Gas and Consumable Fuels
BANGL, LLC	First lien senior secured loan	8.79%	SOFR (Q)	4.50%		02/2029		1,494	1,501	1,497
Freeport LNG investments, LLLP	First lien senior secured loan	7.53%	SOFR (Q)	3.00%		11/2026		3,939	3,927	3,923
Freeport LNG investments, LLLP	First lien senior secured loan	7.52%	SOFR (Q)	3.25%		12/2028		6,200	6,169	6,196
ITT Holdings LLC	First lien senior secured loan	7.05%	SOFR (M)	2.73%		10/2030		748	746	749
M6 ETX Holdings II Midco LLC	First lien senior secured loan	7.33%	SOFR (M)	3.00%		04/2032		4,000	3,996	4,014
Oryx Midstream Services Permian Basin LLC	First lien senior secured loan	6.57%	SOFR (M)	2.25%		10/2028		4,066	4,040	4,062
Prairie ECI Acquiror LP	First lien senior secured loan	8.58%	SOFR (M)	4.25%		08/2029		7,479	7,483	7,518
TransMontaigne Operating Company L.P.	First lien senior secured loan	7.58%	SOFR (M)	3.25%		11/2028		5,733	5,742	5,751
									33,604	33,710		4.14%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2025
($ in thousands)
(unaudited)

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value	% of Net Assets
Gas Utilities
Potomac Energy Center, LLC (5)	First lien senior secured loan	7.32%	SOFR (Q)	3.00%		03/2032		7,573	7,566	7,554
WhiteWater Matterhorn Holdings, LLC	First lien senior secured loan	6.57%	SOFR (Q)	2.25%		05/2032		2,250	2,244	2,247
									9,810	9,801	1.20%

Software
Applied Systems, Inc.	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		02/2031		1,047	1,045	1,051
Cloud Software Group, Inc.	First lien senior secured loan	8.05%	SOFR (Q)	3.75%		03/2031		3,995	3,984	4,001
Ellucian Holdings Inc.	First lien senior secured loan	7.33%	SOFR (M)	3.00%		10/2029		4,047	4,060	4,055
									9,089	9,107	1.12%

Insurance
Acrisure, LLC	First lien senior secured loan	7.33%	SOFR (M)	3.00%		11/2030		499	492	497
Alliant Holdings Intermediate, LLC	First lien senior secured loan	7.07%	SOFR (M)	2.75%		09/2031		3,990	3,971	3,990
AssuredPartners, Inc.	First lien senior secured loan	7.83%	SOFR (M)	3.50%		02/2031		2,394	2,397	2,399
									6,860	6,886	0.84%

Diversified Telecommunication Services
QualityTech, LP (5)	First lien senior secured loan	7.81%	SOFR (M)	3.50%		11/2031		5,491	5,513	5,498
									5,513	5,498	0.67%

Capital Markets
BCP Renaissance Parent L.L.C	First lien senior secured loan	7.30%	SOFR (Q)	3.00%		10/2028		4,396	4,392	4,409
									4,392	4,409	0.54%

Health Care Technology
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	7.44%	SOFR (M)	3.00%		03/2028		3,990	4,002	3,993
									4,002	3,993	0.49%

Multi-Utilities
Hamilton Projects Acquiror, LLC	First lien senior secured loan	7.33%	SOFR (M)	3.00%		05/2031		2,978	2,991	2,987
Hamilton Projects Acquiror, LLC	First lien senior secured loan	6.80%	SOFR (Q)	2.50%		05/2031		1,000	998	1,003
									3,989	3,990	0.49%

Energy Equipment and Services
Brazos Delaware II, LLC	First lien senior secured loan	7.31%	SOFR (M)	3.00%		02/2030		891	894	891
CPPIB OVM Member U.S. LLC	First lien senior secured loan	7.05%	SOFR (Q)	2.75%		08/2031		2,294	2,283	2,285
									3,177	3,176	0.39%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2025
($ in thousands)
(unaudited)

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost		Fair Value		% of Net Assets
Technology Hardware, Storage and Peripherals
ConnectWise, LLC	First lien senior secured loan	8.06%	SOFR (Q)	3.50%		09/2028		2,494	2,499		2,504
									2,499		2,504		0.31%

Construction and Engineering
Traverse Midstream Partners LLC	First lien senior secured loan	7.28%	SOFR (Q)	3.00%		02/2028		1,250	1,249		1,252
									1,249		1,252		0.15%

Electrical Equipment
WEC US Holdings Ltd.	First lien senior secured loan	6.57%	SOFR (M)	2.25%		01/2031		1,079	1,073		1,079
									1,073	1,073	1,079		0.13%

Machinery
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.32%	SOFR (M)	3.00%		07/2028		748	743		747	(3)
									743		747		0.09%

Total Investments									$896,289		$930,595		114.16%

Cash Equivalents

Company	Investment	Coupon(4)	Maturity Date	Interest Rate	Principal	Cost	Fair Value	% of Net Assets
Treasury Bill	Treasury Bill	—	09/2025	4.21%	100,000	99,074	99,074
First American U.S. Treasury Sweep (Y Shares)	Money Market	—	N/A	3.86%	10,101	10,101	10,101
						109,175	109,175	13.39%

Total Cash Equivalents						$109,175	$109,175	13.39%

(1) Securities exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) and may be deemed “restricted securities” subject to legal restrictions on sales. As of June 30, 2025, the aggregate fair value of these securities was $782.5 million, or 96.00% of the Fund's net assets. The initial acquisition dates have been included for such securities.
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
(3) This company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.09% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of June 30, 2025.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of June 30, 2025.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investment.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2025
($ in thousands)
(unaudited)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	11/2041	$40,794	$3,672	$—	$3,672
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	11/2041	40,794	3,656	—	3,656
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	11/2041	20,395	(792)	—	(792)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	11/2041	15,496	(602)	—	(602)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	11/2041	15,496	(602)	—	(602)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	11/2041	13,185	(512)	—	(512)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	11/2041	12,396	(482)	—	(482)
Interest rate swap	4.059%	Daily SOFR	MUFG Bank, Ltd.	03/2030	18,750	(451)	—	(451)
Interest rate swap	4.058%	Daily SOFR	BNP Paribas	03/2030	18,750	(448)	—	(448)
Total						$3,439	$—	$3,439

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
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

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the period from May 7, 2024 (inception) to June 30, 2024
Operations:
Net investment loss	$(2,335)	$(10,326)	$—
Net realized gains	245	1,164	—
Net unrealized gains	21,407	36,551	—
Net increase in net assets resulting from operations	19,317	27,389	—
Distributions to shareholders:
Distributed capital in excess of par - Class I	(18,396)	(29,751)	—
Net decrease in net assets from distributions	(18,396)	(29,751)	—
Share transactions:
Class I:
Proceeds from shares sold	241,982	654,809	—
Distributions reinvested	3,566	6,163	—
Net increase in net assets from share transactions	245,548	660,972	—
Total increase in net assets	246,469	658,610	—
Net assets, beginning of period	568,594	156,453	—
Net assets, end of period	$815,063	$815,063	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	For the six months ended June 30, 2025	For the period from May 7, 2024 (inception) to June 30, 2024
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$27,389	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of investments	(2)	—
Purchases of investments	(576,206)	—
Amortization of deferred debt issuance costs	905	—
Amortization of offering costs	2,205	—
Change in deferred tax liability, net	7,989	—
Net change in unrealized (gain) / loss on investments	(42,702)	—
Net change in unrealized (gain) / loss on derivatives	6,151	—
Return of capital from investments	6,536	—
Proceeds from repayments or sales of investments	20,915	—
Changes in operating assets and liabilities:
Other assets	(1,527)	—
Management fee payable	1,381	—
Capital gains incentive fee payable	4,715	—
Accrued expenses	(2,627)	—
Interest payable	(828)	—
Unsettled trades payable	68,062	—
Net cash used in operating activities	(477,644)	—
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	654,615	—
Borrowings from term loan	50,000	—
Repayments of term loan	(1,592)	—
Payments for debt issuance costs	(5,536)	—
Distributions to shareholders	(22,539)	—
Net cash provided by financing activities	674,948	—
Net change in cash, cash equivalents and restricted cash	197,304	—
Cash, cash equivalents and restricted cash, beginning of period	27,317	—
Cash, cash equivalents and restricted cash, end of period	$224,621	$—
Supplemental Information:
Interest paid during the period	$9,099	$—
Distribution declared and payable during the period	$6,792	$—
Non-cash financing activity:
Offering costs	$945	$—
Net proceeds from distribution reinvestment plan	$6,163	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
1. ORGANIZATION

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust that was formed on May 7, 2024. The Fund is an externally managed, closed-end management investment company. The Fund elected to be regulated (the “BDC Election”) as a business development company (“BDC”) under the 1940 Act.

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

The Fund’s investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income. The Fund focuses on equity, and to a lesser extent, debt, investments in infrastructure companies and assets (“Infrastructure Assets”), with a primary focus on Infrastructure Assets believed to potentially: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally governed by either rate regulation or long-term contracts with creditworthy counterparties, such as governments, municipalities and major industrial companies (“Core Infrastructure Assets”), with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by the Adviser. The Fund’s investments may include common or preferred stock, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, the Fund may also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, the Fund expects to invest at least 80% of its net assets, plus the amount of any borrowings for investment purposes, in Infrastructure Assets.

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

The Fund converted to a BDC on December 2, 2024 and has commenced holding monthly closings effective as of the first business day of each month for its continuous private offering of securities (the “Private Offering”), in connection with which the Fund issues Shares to investors for a purchase price per Share equal to the Fund’s net asset value (“NAV”) as of the last calendar day of the previous month. NAV is generally expected to be available within 20 business days after the effective date of the monthly closing, at which time the number of Shares issued to each investor based on the applicable NAV will be determined and such Shares, as applicable, will be credited to the investor’s account as of the effective date of the monthly closing. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
On April 8, 2025, the Fund received exemptive relief from the Securities and Exchange Commission (the “SEC”) that permits the Fund to offer to sell multiple classes of the Fund’s Shares with varying sales loads and to impose asset-based and/or distribution fees and early withdrawal fees, as applicable.

On May 14, 2025, in reliance on such exemptive relief, the Fund’s Board of Trustees (the “Board”) adopted a Multi-Class Plan (the “Multi-Class Plan”) in accordance with Rule 18f-3 under the 1940 Act and a distribution and shareholder servicing plan (the “Distribution and Shareholder Servicing Plan”). In connection with the approval of the Multi-Class Plan, on May 14, 2025, the Board established four classes of Shares of the Fund: Class D Shares, Class N Shares, Class S Shares and Class I Shares, and reclassified all existing common shares of beneficial interest of the Fund as Class I Shares. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Shares has the same economics and voting rights. While an investment in any share class of the Fund represents an investment in the same assets of the Fund, the purchase restrictions and ongoing fees and expenses for each share class are different. As of June 30, 2025, the Fund has not issued any Class D Shares, Class N Shares or Class S Shares.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions, short-term, liquid investments in a money market account and/or Treasury Bills held for 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Fund had $109.2 million and $0, respectively, of cash equivalents.

Restricted cash primarily relates to cash held as a requirement for the Denali Term Loan (see “Note 5. Debt” to the unaudited consolidated financial statements for more information).

The Fund deposits its cash and cash equivalents with financial institutions and, at times, cash held in depository or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$224,393	$25,528
Restricted cash	228	1,789
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$224,621	$27,317

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Fund’s valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Board. All investments are recorded at their fair value.

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

Distribution Income Recognition

Distribution income is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Distribution income on common and other equity is recorded on the date it is received for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the three and six months ended June 30, 2025, the Fund received $11.0 million and $17.4 million, respectively, of distributions from investments, of which $0.2 million and $6.6 million, respectively, were classified as a return of capital.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “derivatives” under the “net realized and unrealized gains on investments and derivatives” section in the Fund’s consolidated statements of operations.

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

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of June 30, 2025 and December 31, 2024, the majority of the Fund’s portfolio was concentrated in two investments and one investment, respectively.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

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

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser extended the waiver until the Fund's first monthly closing as a BDC. For the three and six months ended June 30, 2025, the Fund incurred $2.7 million and $3.5 million, respectively, in management fees under the Investment Advisory Agreement. For the three months ended June 30, 2025, no management fees were waived by the Adviser. The Adviser has chosen to voluntarily waive $0.2 million of management fees earned in accordance with the Investment Advisory Agreement for the six months ended June 30, 2025. This waiver is not subject to recoupment. For the period from May 7, 2024 (inception) to June 30, 2024, the Fund incurred no management fees under the Investment Advisory Agreement.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

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

(ii)    Capital Gains Incentive Fee

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

No income based fee was earned for the three and six months ended June 30, 2025 or for the period from May 7, 2024 (inception) to June 30, 2024. There were no capital gains incentive fees payable to the Adviser as calculated under the Investment Advisory Agreement for the three and six months ended June 30, 2025 or for the period from May 7, 2024 (inception) to June 30, 2024. In accordance with GAAP, the Fund accrued a capital gains incentive fee of $2.7 million and $4.7 million, respectively, for the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the Fund has accrued a cumulative capital gains incentive fee in accordance with GAAP of $4.9 million and $0.1 million, respectively.

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

For the three and six months ended June 30, 2025, the Fund incurred $0.6 million and $1.3 million, respectively, in administrative fees allocated to the Fund from the Administrator, which are included in “administration fees” in the Fund’s consolidated statements of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below). For the period from May 7, 2024 (inception) to June 30, 2024, the Fund incurred no administrative fees allocated to the Fund from the Administrator.

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

Declaration of Trust and Bylaws

On January 14, 2025, the Fund amended and restated the Declaration of Trust of the Fund (the “Declaration of Trust”) in its entirety (the “A&R Declaration of Trust”) to, among other things, clarify that any action of the Board or any committee thereof may be taken by unanimous written consent and any action that requires the separate vote of independent trustees may be taken by the unanimous written consent of such independent trustees. In addition, the provision relating to agreements with shareholders previously contained in Article XI of the Declaration of Trust was deleted in its entirety. Finally, certain provisions of the Declaration of Trust were clarified to reference relevant limitations applicable pursuant to federal securities laws.

On January 14, 2025, the Fund amended and restated its bylaws (the “A&R Bylaws”) to make changes that conform with the A&R Declaration of Trust. The A&R Bylaws became effective concurrently with the A&R Declaration of Trust.

On March 12, 2025, the Fund amended and restated the A&R Declaration of Trust in its entirety. The A&R Declaration of Trust was amended to comply with Japanese regulations relating to marketing the Fund to Japanese investors.

A&R Placement Agent Agreement

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

The Fund will indemnify AWMS in connection with its activities. Pursuant to the Placement Agent Agreement, AWMS has access to the officers and employees of the Adviser and its affiliates, including Ares Management Capital Markets LLC, to conduct private placement activities. AWMS may retain affiliated and unaffiliated broker-dealers to act as selling agents in the private offering.

The A&R Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by (i) the vote of a majority of the Independent Trustees of the Fund, or by vote of a majority of the outstanding voting securities of the Fund, or (ii) by AWMS, in each case on 60 days’ written notice to the other party. The A&R Placement Agent Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act.

Distribution and Shareholder Servicing Plan

On May 14, 2025, the Fund adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Fund may pay to AWMS, as placement agent for the Shares, a fee for distribution and/or shareholder services with respect to Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, AWMS is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Fund’s net assets attributable to Class D shares, Class N shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to AWMS, but AWMS anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker dealers.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
Selected Dealer Agreement

On May 14, 2025, the Board approved a form of Selected Dealer Agreement, to be entered into by and between AWMS and any dealers party thereto, pursuant to which such dealers will sell various classes of the Fund’s Shares.

Pursuant to the Selected Dealer Agreement, if a shareholder buys Class D shares, Class N shares or Class S shares through certain selling agents, such agents may directly charge such shareholders an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 2.0% cap on NAV for Class D shares, a 2.0% cap on NAV for Class N shares and a 3.5% cap on NAV for Class S shares. The Fund does not charge investors an Upfront Sales Load with respect to Class D shares, Class N shares, Class S shares or Class I shares.

4. INVESTMENTS

As of June 30, 2025 and December 31, 2024, investments consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Common equity	$407,297	$428,389	$—	$—
First lien senior secured loans	147,997	148,130	—	—
Other equity	340,995	354,076	347,531	339,136
Total investments	$896,289	$930,595	$347,531	$339,136

Derivative contracts, at fair value (asset)	$—	$7,328	$—	$10,414
Derivative contracts, at fair value (liability)	—	(3,889)	—	(824)
Total derivative contracts	$—	$3,439	$—	$9,590

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions as a percentage of the Fund’s portfolio at fair value as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
Industry
Renewable Energy	84.2%	100.0%
Electric Utilities	6.6%	—%
Oil, Gas and Consumable Fuels	3.6%	—%
Gas Utilities	1.1%	—%
Software	1.0%	—%
Insurance	0.7%	—%
Diversified Telecommunication Services	0.6%	—%
Capital Markets	0.5%	—%
Health Care Technology	0.4%	—%
Multi-Utilities	0.4%	—%
Energy Equipment and Services	0.3%	—%
Technology Hardware, Storage and Peripherals	0.3%	—%
Construction and Engineering	0.1%	—%
Electrical Equipment	0.1%	—%
Machinery	0.1%	—%
Total	100.0%	100.0%

	As of
	June 30, 2025	December 31, 2024
Geographic Region
United States	100.0%	100.0%
Total	100.0%	100.0%

As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
5. DEBT

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $210.9 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 and ending in November 2041, of which the first payment was interest only. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC. For the three and six months ended June 30, 2025, the average outstanding loan amount was $211.6 million and $212.1 million, respectively, and the average interest rate was 6.34% and 6.35%, respectively.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $228.1 million delayed draw term loan (the “Aspen Term Loan”), of which $50.0 million was drawn as of June 30, 2025, and a $15.6 million debt service letters of credit facility (the “Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make payments quarterly beginning in August 2025 and ending in April 2042. The Aspen DSR LC Facility provides letters of credit (collectively, the “Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years. For the three and six months ended June 30, 2025, the average outstanding loan amount was $50.0 million and $30.1 million, respectively, and the average interest rate was 6.10% and 3.67%, respectively.

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc, as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million, which was undrawn as of June 30, 2025 (each borrowing thereunder, the “ACI Portfolio Aggregator Loans”). The maturity date of the ACI Portfolio Aggregator Loans is currently April 14, 2027.

Borrowings under the ACI Portfolio Aggregator Credit Agreement may take the form of base rate loans or SOFR loans, at the option of the ACI Portfolio Aggregator. Base rate loans will bear interest at a rate per annum equal to (a) the Base Rate (as defined in the ACI Portfolio Aggregator Credit Agreement), which is subject to a floor of 0.00% per annum, plus (b) an applicable margin of 1.60% per annum. SOFR loans will bear interest at a rate per annum equal to (a) Term SOFR (as defined in the ACI Portfolio Aggregator Credit Agreement) for a period of one, three or six months (as selected by ACI Portfolio Aggregator), subject to a floor of 0.00% per annum, plus (b) an applicable margin of 2.60% per annum.

The ACI Portfolio Aggregator Credit Agreement contains various representations and warranties, affirmative covenants, and negative covenants, which are typical for this type of revolving facility.

All obligations under the ACI Portfolio Aggregator Credit Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, (i) all membership interests of ACI Portfolio Aggregator owned by the Fund, including all proceeds thereof, and (ii) a certain collateral account of ACI Portfolio Aggregator, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

ACI Tango Credit Agreement

See “Note 13. Subsequent Events” for a subsequent event relating to the Tango Credit Agreement (as defined below).

6. DERIVATIVE INSTRUMENTS

Interest Rate Swaps

The Fund entered into interest rate swaps to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement and the Aspen Credit Agreement. Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of SOFR plus an applicable spread. The interest rate swaps of the Fund are not hedging instruments in accordance with ASC 815.

As of June 30, 2025 and December 31, 2024, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedules of investments.

The net unrealized appreciation (depreciation) related to the interest rate swaps was approximately $(1.2) million and $(6.2) million for the three and six months ended June 30, 2025, respectively, and $0.0 for the period from May 7, 2024 (inception) to June 30, 2024, which is included in “derivatives” under “net unrealized gains (losses)” in the Fund’s consolidated statements of operations. The net swap amount is settled quarterly, beginning in February 2025, and is recorded as net realized gains/losses in “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statements of operations. For the three and six months ended June 30, 2025, there were net swap payments received resulting in a realized gain of $0.4 million and $1.3 million, respectively. For the period from May 7, 2024 (inception) to June 30, 2024, there were no net swap payments.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The balance sheet impact of fair valuing the interest rate swaps as of June 30, 2025 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$40,794	11/2041	$3,672	$—	$—	$3,672	Derivative contracts, at fair value
Interest rate swap	40,794	11/2041	3,656	—	—	3,656	Derivative contracts, at fair value
Interest rate swap	20,395	11/2041	—	(792)	—	(792)	Derivative contracts, at fair value
Interest rate swap	15,496	11/2041	—	(602)	—	(602)	Derivative contracts, at fair value
Interest rate swap	15,496	11/2041	—	(602)	—	(602)	Derivative contracts, at fair value
Interest rate swap	13,185	11/2041	—	(512)	—	(512)	Derivative contracts, at fair value
Interest rate swap	12,396	11/2041	—	(482)	—	(482)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(451)	—	(451)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(448)	—	(448)	Derivative contracts, at fair value
Total			$7,328	$(3,889)	$—	$3,439

The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2024 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$41,006	11/2041	$5,200	$—	$—	$5,200	Derivative contracts, at fair value
Interest rate swap	41,006	11/2041	5,214	—	—	5,214	Derivative contracts, at fair value
Interest rate swap	20,500	11/2041	—	(215)	—	(215)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(127)	—	(127)	Derivative contracts, at fair value
Interest rate swap	15,576	11/2041	—	(173)	—	(173)	Derivative contracts, at fair value
Interest rate swap	13,254	11/2041	—	(177)	—	(177)	Derivative contracts, at fair value
Interest rate swap	12,460	11/2041	—	(132)	—	(132)	Derivative contracts, at fair value
Total			$10,414	$(824)	$—	$9,590

For the three and six months ended June 30, 2025, the average outstanding notional value of interest rate swaps was $196.4 million and $181.7 million, respectively. For the period from May 7, 2024 (inception) to June 30, 2024, the average outstanding interest rate swap amount was $0.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
7. COMMITMENTS AND CONTINGENCIES

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of June 30, 2025 and December 31, 2024, the total amount of advanced expenses subject to recoupment by the Adviser was $9.3 million and $3.8 million, respectively, with expirations as follows:

For the Quarter Ended	Amount	Eligible for Reimbursement through (1)
September 30, 2024	$3,281	September 30, 2027
December 31, 2024	494	December 31, 2027
March 31, 2025	2,908	March 31, 2028
June 30, 2025	2,668	June 30, 2028

(1) Individual expenses are only eligible for reimbursement within three years prior to the last business day of the applicable month in which they were incurred, which may be prior to the end of the respective quarter noted.

The corresponding amount due to the Fund’s Adviser is netted against the amount due from the Fund’s Adviser on the face of the consolidated statement of assets and liabilities as the amount is not due unless and until the Fund has Available Operating Funds. As of June 30, 2025 and December 31, 2024, Available Operating Funds did not exceed the cumulative distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following table presents fair value measurements of investments and derivatives as of June 30, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments and Cash Equivalents
Common equity	$—	$—	$428,389	$428,389
Other equity	—	—	354,076	354,076
First lien senior secured loans	—	135,078	13,052	148,130
Treasury Bills	99,074	—	—	99,074
Money Market	10,101	—	—	10,101
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	7,328	—	7,328
Interest rate swap contracts (liability)	—	(3,889)	—	(3,889)
Total	$109,175	$138,517	$795,517	$1,043,209

The following table presents fair value measurements of investments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Equity securities	$—	$—	$339,136	$339,136
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	10,414	—	10,414
Interest rate swap contracts (liability)	—	(824)	—	(824)
Total	$—	$9,590	$339,136	$348,726

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of June 30, 2025
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average
Common equity	$428,389	Discounted cash flow	Discount rate	9.66%	9.66%
Other equity	354,076	Discounted cash flow	Discount rate	8.94%	8.94%
First lien senior secured loans	13,052	Broker quotes	N/A	N/A	N/A
Total Level 3 investments	$795,517

	As of December 31, 2024
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average
Other equity(1)	$339,136	Discounted cash flow	Discount rate	9.52%	9.52%
Total Level 3 investments	$339,136

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

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

There were no investments that use Level 3 inputs as of and for the period from May 7, 2024 (inception) to June 30, 2024. The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2025:

As of and for the three months ended June 30, 2025
Balance as of March 31, 2025	$762,375
Purchases	11,043
Net unrealized gains on investments	22,301
Return of capital	(188)
Proceeds from repayments or sales of investments	(14)
Transfers in to/(out of) Level 3	—
Balance as of June 30, 2025	$795,517

As of and for the six months ended June 30, 2025
Balance as of December 31, 2024	$339,136
Purchases	420,390
Net unrealized gains on investments	42,541
Return of capital	(6,536)
Proceeds from repayments or sales of investments	(14)
Transfers in to/(out of) Level 3	—
Balance as of June 30, 2025	$795,517

There were no investment transfers into or out of Level 3 for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024, the net change in unrealized appreciation/(depreciation) on the investments that use Level 3 inputs was $22.3 million, $42.5 million and $0, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025			December 31, 2024
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Denali Term Loan(1)	$210,911	(2)	$210,911	$212,504	(2)	$212,504
Aspen Term Loan (1)	50,000	(2)	50,000	—		—
ACI Portfolio Aggregator Credit Agreement (1)	—	(2)	—	—		—
Total	$260,911		$260,911	$212,504		$212,504

(1)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10. The fair value of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents the aggregate principal amount outstanding.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

The provision for income taxes consists of the following for the three and six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024:

	For the
	Three months ended June 30, 2025	Six months ended June 30, 2025	For the period from May 7, 2024 (inception) to June 30, 2024
Current:
U.S. federal income tax (expense) / benefit	$—	$—	$—
State and local income tax (expense) / benefit	—	—	—
	—	—	—
Deferred:
U.S. federal income tax (expense) / benefit	(5,135)	(7,281)	—
State and local income tax (expense) / benefit	(500)	(708)	—
	(5,635)	(7,989)	—
Total:
U.S. federal income tax (expense) / benefit	(5,135)	(7,281)	—
State and local income tax (expense) / benefit	(500)	(708)	—
Income tax (provision)/benefit	$(5,635)	$(7,989)	$—

The effective income tax rate differed from the federal statutory rate for the following reasons:

	For the six months ended June 30, 2025	For the period from May 7, 2024 (inception) to June 30, 2024
Income tax expense at federal statutory rate	21.0%	—%
State income tax (net of federal benefit)	1.6	—
Total effective rate	22.6%	—%

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss	$1,096	$389
Interest expense	1,848	946
Incentive fees	1,098
Total gross deferred tax assets	4,042	1,335
Valuation allowance	—	—
Total deferred tax assets	4,042	1,335
Deferred tax liabilities
Basis difference on investments(1)	13,128	3,239
Swap timing differences(1)	777	—
Unrealized gain(1)	30	—
Total deferred tax liabilities	13,935	3,239
Net deferred tax (liabilities) assets	$(9,893)	$(1,904)

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

As of June 30, 2025 and December 31, 2024, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.

The following table reflects the net assets activity for the three and six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated undistributed earnings / (deficit)	Net Assets
	Shares	Amount
Balance at May 7, 2024 (inception)	—	$—	$—	$—	$—
Balance at June 30, 2024	—	$—	$—	$—	$—
Issuances of common shares	6,226,600	62	155,603	—	155,665
Net investment loss	—	—	—	(679)	(679)
Net realized and unrealized gains on investments and derivatives	—	—	—	151	151
Balance at September 30, 2024	6,226,600	$62	$155,603	$(528)	$155,137
Issuances of common shares	—	—	—	—	—
Dividends declared and payable ($0.9221 per share) as return of capital)	—	—	(5,742)	—	(5,742)
Net investment income	—	—	—	6,014	6,014
Net realized and unrealized gains on investments and derivatives	—	—	—	1,044	1,044
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	16,479,636	165	412,662	—	412,827
Shares issued in connection with dividend reinvestment plan	103,669	1	2,596	—	2,597
Dividends declared and payable ($0.6750 per share) as return of capital)	—	—	(11,355)	—	(11,355)
Net investment loss	—	—	—	(7,991)	(7,991)
Net realized gains on investments and derivatives				919	919
Net unrealized gains on investments and derivatives	—	—	—	15,144	15,144
Balance at March 31, 2025	22,809,905	$228	$553,764	$14,602	$568,594
Issuances of common shares	9,716,022	97	241,885	—	241,982
Shares issued in connection with dividend reinvestment plan	143,160	2	3,564	—	3,566
Dividends declared and payable ($0.6330 per share) as return of capital)	—	—	(18,396)	—	(18,396)
Net investment loss	—	—	—	(2,335)	(2,335)
Net realized gains on investments and derivatives	—	—	—	245	245
Net unrealized gains on investments and derivatives	—	—	—	21,407	21,407
Balance at June 30, 2025	32,669,087	$327	$780,817	$33,919	$815,063

The following tables summarize transactions in Shares during the three and six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024:

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

	Three months ended June 30, 2025		Six months ended June 30, 2025		For the period from May 7, 2024 (inception) to June 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	9,716,022	$241,982	26,195,658	$654,809	—	$—
Distributions reinvested	143,160	3,566	246,829	6,163	—	—
Repurchased shares, net of early repurchase deductions	—	—	—	—	—	—
Net increase	9,859,182	245,548	26,442,487	660,972	—	—
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first calendar day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per share for the six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024:

NAV per Share (1)
Class I
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275
April 30, 2025	24.8195
May 31, 2025	24.9464
June 30, 2025	24.9490
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares. As of June 30, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

NAV per Share (1)
Class I
May 31, 2024	$—
June 30, 2024	—
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares. As of June 30, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

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
As of June 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2025 and for the period from May 7, 2024 (inception) to June 30, 2024:

	For the six months ended June 30, 2025	For the period from May 7, 2024 (inception) to June 30, 2024
	Class I(4)	Class I(4)
Per share data:
Net asset value at the beginning of period	$25.1266	$—
Net investment income (loss) for period(1)	(0.5679)	—
Net realized and unrealized gain (loss)(1)	1.6940	—
Net increase (decrease) in net assets from operations	1.1261
Distributions as a return of capital	(1.3037)	—
Total increase (decrease) in net assets	(0.1776)	—
Net asset value at the end of period	$24.9490	$—
Total return based on net asset value(2)	4.48%	—%
Shares outstanding, end of period	32,669,087	—
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$815,063	$—
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)	8.41%	—%
Ratio of expense support to average net assets(3)	(1.95)%	—%
Ratio of management fee waiver to average net assets(3)	(0.03)%	—%
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	6.43%	—%
Ratio of net investment income (loss) to average net assets(3)	(1.05)%	—%
Portfolio turnover rate	4.85%	—%

(1)Weighted average basic per Share data.
(2)For the six months ended June 30, 2025, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)The ratios reflect an annualized amount for all income, expenses and the corresponding waivers other than organizational expenses, offering expenses, income based fee and capital gains incentive fee, income tax expense and management fee waiver.
(4)On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
(5)For the six months ended June 30, 2025, the ratio of operating expenses to average net assets consisted of the following:

For the six months ended June 30, 2025
Class I
Management fees(3)	1.25%
Income based fee and capital gains incentive fee(3)	0.83%
Income tax expense(3)	1.41%
Interest expense(3)	3.27%
Organizational and offering expenses(3)	0.40%
Other operating expenses(3)	1.25%
Total operating expenses	8.41%

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2025
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

13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of the issued unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the six months ended June 30, 2025, except as discussed below.

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to the Borrower's investment in a portfolio company of the Fund and includes a $334.8 million delayed draw term loan (the “Tango Term Loan Facility”), of which $184.8 million was drawn as of the Effective Date (as defined in the Tango Credit Agreement), and a $18.8 million debt service letters of credit facility (“DSR LC Facility”). Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans (as defined in the Tango Credit Agreement), a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make payments quarterly beginning on November 7, 2025 and ending on July 28, 2030. The DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

The Tango Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of ACI Tango, (b) all of the equity interests of Tango Holdings, LLC owned by ACI Tango and (c) all tangible and intangible assets of ACI Tango and the equity interests of ACI Tango owned by the ACI Tango Holdings. Under the Tango Credit Agreement, ACI Tango and ACI Tango Holdings, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Tango Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of ACI Tango, the Tango Credit Agreement is non-recourse to any upstream affiliate of ACI Tango, including the Fund.

In connection with the Tango Term Loan Facility, the Borrower entered into interest rate swaps with CIBC, Société Générale S.A. and NatWest Markets Plc to exchange the SOFR rate in the Tango Term Loan Facility with a fixed rate for 75% of the outstanding borrowings under the Tango Term Loan Facility. The all-in fixed rate is 4.158%. The interest rate swaps have a mandatory early termination date on July 28, 2030.

On August 8, 2025, the Fund announced the declaration of regular monthly distributions for October, November and December in the amount of $0.2083 per Class I Share, Class D Share, Class N Share and Class S Share.

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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the legislative, regulatory, trade, immigration and other policy changes associated with the current U.S. presidential administration;

•ongoing conflicts in the Middle East and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “Annual Report”) and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Ares Core Infrastructure Fund, a Delaware statutory trust formed on May 7, 2024, is an externally managed, closed-end management investment company that elected to be regulated (the “BDC Election”) as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”) on December 2, 2024. Prior to the BDC Election, we conducted our investment activities and operations pursuant to the exclusions from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We commenced operations on August 28, 2024 in connection with the initial closing of our Private Offering.

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

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
New investment commitments
Common Equity	$—	$402,870
First lien senior secured loans	145,315	168,909
Treasuries	98,945	98,945
Total new investment commitments	$244,260	$670,724
Amount of investments funded:
Common Equity	$—	$402,870
First lien senior secured loans	98,259	98,259
Treasuries	98,945	98,945
Total amount of investment commitments	$197,204	$600,074
Principal amount of investments sold or repaid
First lien senior secured loans	$(20,696)	$(20,754)
Other Equity	(188)	(6,536)
Total principal amount of investment sold or repaid	$(20,884)	$(27,290)
Our investments consisted of the following ($ in thousands):

	As of
	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	$340,995	$354,076	$347,531	$339,136
Aspen Equity Holdings, LLC (2)	407,297	428,389	—	—
First lien senior secured loans	147,997	148,130	—	—
Total	$896,289	$930,595	$347,531	$339,136

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

Results of Operations

The Fund was formed on May 7, 2024, therefore the Fund’s results of operations for the three and six months ended June 30, 2025 are not comparable and, accordingly, no comparative amount for the prior year period is discussed.
Operating results for the three and six months ended June 30, 2025 were as follows ($ in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Total income	$14,011	$15,075
Net expenses	10,711	17,412
Net investment income before income taxes	3,300	(2,337)
Income tax expense	(5,635)	(7,989)
Net investment loss	(2,335)	(10,326)
Net realized and unrealized gains on investments and derivatives	21,652	37,715
Net increase in stockholders’ equity resulting from operations	$19,317	$27,389

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
For the three months ended June 30, 2025, total investment income was due to distribution income and bank interest on cash and cash equivalents held in depository and money market accounts and interest income from investments in first lien senior secured loans. For the six months ended June 30, 2025, total investment income was primarily due to distribution income and bank interest on cash and cash equivalents held in depository and money market accounts. For the three and six months ended June 30, 2025, we received $11.0 million and $17.4 million, respectively, of distributions from investments, of which $0.2 million and $6.6 million, respectively, were classified as a return of capital.

For the three and six months ended June 30, 2025, we incurred expenses of $13.4 million and $23.2 million, respectively, of which $2.7 million and $5.6 million, respectively, have been reimbursed by the Adviser in accordance with the Expense Support and Conditional Reimbursement Agreement. See “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to our unaudited consolidated financial statements for more information on our Expense Support and Conditional Reimbursement Agreement.

For the three and six months ended June 30, 2025, we incurred $2.7 million and $3.5 million, respectively, in management fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive $0.0 million and $0.2 million, respectively, of the management fees earned in accordance with the Investment Advisory Agreement for the three and six months ended June 30, 2025. This waiver is not subject to recoupment.

No income based fee were earned for the three and six months ended June 30, 2025. There was no capital gains incentive fee payable to the Adviser as calculated under the Investment Advisory Agreement for the three and six months ended June 30, 2025. In accordance with GAAP, we accrued capital gains incentive fee of $2.7 million and $4.7 million, respectively, for the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, we have accrued a cumulative capital gains incentive fee in accordance with GAAP of $4.9 million, and $0.1 million, respectively.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per share equal to the then-current net asset value (“NAV”) per share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $224.4 million of immediate liquidity as of June 30, 2025, comprised of cash and cash equivalents. In addition to our immediate liquidity, as of June 30, 2025, we had approximately $228.1 million available for borrowing through our credit arrangements.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2025, we had $260.9 million in total aggregate principal debt outstanding and our asset coverage ratio was 412%.

We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. We intend to conduct any such repurchases of our Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended ( the “1934 Act”) and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all holders of our Shares and filed with the SEC on Schedule TO. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of our Shares or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

The following table summarizes transactions in the Fund’s Shares during the six months ended June 30, 2025:

	Shares	Amount
Shares sold	26,195,658	$654,809
Distributions reinvested	246,829	$6,163

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per Share for the six months ended June 30, 2025:

For the months ended	NAV per share
January 31, 2025	$25.0625
February 28, 2025	$24.9241
March 31, 2025	$24.9275
April 30, 2025	$24.8195
May 31, 2025	$24.9464
June 30, 2025	$24.9490

Distributions

We have declared distributions each month beginning December 2024 and, to the extent that we have excess cash flows, we intend to continue making monthly distributions to our shareholders. Distributions to our shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on our earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following table presents our distributions that were declared and payable for the six months ended June 30, 2025 ($ in thousands, except per share amount):

Declaration Date	Record Date	Payment Date	Distribution Per Class I Share	Distribution Amount
January 16, 2025	January 31, 2025	February 21, 2025	$0.2250	$1,414
January 16, 2025	February 28, 2025	March 25, 2025	$0.2250	$4,809
January 16, 2025	March 31, 2025	April 23, 2025	$0.2250	$5,132
May 14, 2025	April 30, 2025	May 22, 2025	$0.2110	$5,526
May 14, 2025	May 31, 2025	June 25, 2025	$0.2110	$6,078
May 14, 2025	June 30, 2025	July 23, 2025	$0.2110	$6,792

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

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $210.9 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make payments quarterly beginning in February 2025 and ending in November 2041, of which the first payment was interest only. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC. For the three and six months ended June 30, 2025, the average outstanding loan amount was $211.6 million and $212.1 million, respectively, and the average interest rate was 6.34% and 6.35%, respectively.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $228.1 million delayed draw term loan (the “Aspen Term Loan”), of which $50.0 million was drawn as of June 30, 2025, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make payments quarterly beginning in August 2025 and ending in April 2042. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years. For the three and six months ended June 30, 2025, the average outstanding loan amount was $50.0 million and $30.1 million, respectively, and the average interest rate was 6.10% and 3.67%, respectively.

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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc, as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million, which was undrawn as of June 30, 2025 (each borrowing thereunder, the “ACI Portfolio Aggregator Loans”). The maturity date of the ACI Portfolio Aggregator Loans is currently April 14, 2027.

Borrowings under the ACI Portfolio Aggregator Credit Agreement may take the form of base rate loans or SOFR loans, at the option of the ACI Portfolio Aggregator. Base rate loans will bear interest at a rate per annum equal to (A) the Base Rate (as defined in the ACI Portfolio Aggregator Credit Agreement), which is subject to a floor of 0.00% per annum, plus (B) an applicable margin of 1.60% per annum. SOFR loans will bear interest at a rate per annum equal to (A) Term SOFR (as defined in the ACI Portfolio Aggregator Credit Agreement) for a period of one, three or six months (as selected by ACI Portfolio Aggregator), subject to a floor of 0.00% per annum, plus (B) an applicable margin of 2.60% per annum.

The ACI Portfolio Aggregator Credit Agreement contains various representations and warranties, affirmative covenants, and negative covenants, which are typical for this type of revolving facility.

All obligations under the ACI Portfolio Aggregator Credit Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, (i) all membership interests of ACI Portfolio Aggregator owned by the

Fund, including all proceeds thereof, and (ii) a certain collateral account of ACI Portfolio Aggregator, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

ACI Tango Credit Agreement

See “Recent Developments” as well as “Note 13. Subsequent Events” to our unaudited consolidated financial statements for a subsequent event relating to the Tango Credit Agreement (as defined below).

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

Recent Developments

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to the Borrower's investment in a portfolio company of the Fund and includes a $334.8 million delayed draw term loan (the “Tango Term Loan Facility”), of which $184.8 million was drawn as of the Effective Date (as defined in the Tango Credit Agreement), and an $18.8 million debt service letters of credit facility (“DSR LC Facility”). Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans (as defined in the Tango Credit Agreement), a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make payments quarterly beginning on November 7, 2025 and ending on July 28, 2030. The DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

The Tango Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of ACI Tango, (b) all of the equity interests of Tango Holdings, LLC owned by ACI Tango and (c) all tangible and intangible assets of ACI Tango and the equity interests of ACI Tango owned by the ACI Tango Holdings. Under the Tango Credit Agreement, ACI Tango and ACI Tango Holdings, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Tango Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of ACI Tango, the Tango Credit Agreement is non-recourse to any upstream affiliate of ACI Tango, including the Fund.

In connection with the Tango Term Loan Facility, the Borrower entered into interest rate swaps with CIBC, Société Générale S.A. and NatWest Markets Plc to exchange the SOFR rate in the Tango Term Loan Facility with a fixed rate for 75% of the outstanding borrowings under the Tango Term Loan Facility. The all-in fixed rate is 4.158%. The interest rate swaps have a mandatory early termination date on July 28, 2030.

On August 8, 2025, we announced the declaration of regular monthly distributions for October, November and December in the amount of $0.2083 per Class I Share, Class D Share, Class N Share and Class S Share.

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

Interest Rate Risk

In addition to other sources of financings, the Fund uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. Interest rate changes on the variable portion of the Fund’s consolidated variable-rate debt could impact the Fund’s future earnings and cash flows, but would not necessarily affect the fair value of such debt. The Fund manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2025, would increase the Fund’s annual interest expense by approximately $0.2 million, including the effects of the Fund’s interest rate swaps. In addition, the Fund has invested in first lien senior secured loans with a fair value of approximately $148.1 million, which can offset the interest rate risk associated with the Fund’s variable interest rate borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the 1934 Act) during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on April 7, 2025, April 22, 2025, May 7, 2025, May 20, 2025, June 6, 2025 and June 24, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

July, August, September, October, November and December 2025 Distributions

The following table presents the regular monthly gross distributions per share that were declared:

		Gross Distribution Per Share
Record Date	Payment Date(1)	Class I	Class D	Class N	Class S
July 31, 2025	August 22, 2025	$0.2110	$0.2110	$0.2110	$0.2110
August 29, 2025	September 24, 2025	$0.2110	$0.2110	$0.2110	$0.2110
September 30, 2025	October 23, 2025	$0.2110	$0.2110	$0.2110	$0.2110
October 31, 2025	November 21, 2025	$0.2083	$0.2083	$0.2083	$0.2083
November 28, 2025	December 24, 2025	$0.2083	$0.2083	$0.2083	$0.2083
December 31, 2025	January 23, 2026	$0.2083	$0.2083	$0.2083	$0.2083

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
10.1	Revolving Credit Agreement, dated as of April 14, 2025, among ACI Portfolio Aggregator SPV LLC, as borrower, NatWest Markets PLC, as administrative agent, the letter of credit issuer and lead arranger, and the several lenders (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on April 17, 2025).
10.2*	Multiple Class Plan, dated as of May 14, 2025.
10.3	Distribution and Shareholder Servicing Plan, dated as of May 14, 2025 (incorporated by reference to Exhibit 10.5 to the Fund’s Form 10-Q, filed with the SEC on May 14, 2025).
10.4	Amended and Restated Placement Agent Agreement, dated as of May 14, 2025, among Ares Core Infrastructure Fund and Ares Wealth Management Solutions, LLC (incorporated by reference to Exhibit 10.6 to the Fund’s Form 10-Q, filed with the SEC on May 14, 2025).
10.5	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.7 to the Fund’s Form 10-Q, filed with the SEC on May 14, 2025).
10.6	Credit Agreement, dated as of July 28, 2025, by and among ACI Tango Member LLC, as borrower, ACI Tango Holdings, LLC, as pledgor, Canadian Imperial Bank of Commerce, New York Branch, as administrative agent, U.S. Bank National Association, as collateral agent, and the lenders and DSR LC Issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K, filed with the SEC on August 1, 2025).
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES CORE INFRASTRUCTURE FUND

Dated: August 8, 2025	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: August 8, 2025	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: August 8, 2025	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer