Form 10-Q
period 2025-09-30
Ares Core Infrastructure Fund
filed 2025-11-07
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025 there was no established public market for the registrant’s common shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of November 4, 2025 was 65,764,907, consisting of 65,640,252, 0, 0, and 124,655 of Class I, Class D, Class N and Class S common shares, respectively.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024 (unaudited)	4
Consolidated Schedules of Investments as of September 30, 2025 (unaudited) and December 31, 2024	5
Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024 (unaudited)	11
Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from May 7, 2024 (inception) to September 30, 2024 (unaudited)	12
Notes to Consolidated Financial Statements (unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	62
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	63
Item 1A. Risk Factors	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Mine Safety Disclosures	63
Item 5. Other Information	63
Item 6. Exhibits	64
Signatures	65

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments (Cost of $1,427,270 and $347,531, respectively)	$1,503,533	$339,136
Controlled/affiliated investments (Cost of $238,347 and $0, respectively)	238,264	—
Cash and cash equivalents	202,393	25,528
Restricted cash	14,330	1,789
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	6,986	10,414
Offering costs	814	3,078
Other assets	1,071	662
Total assets	$1,967,391	$380,607
LIABILITIES
Term loans payable (net of deferred financing costs of $16,265 and $5,251, respectively)	$428,203	$207,253
Unsettled trades payable	31,643	—
Deferred tax liability, net	19,229	1,904
Distributions payable	12,276	5,742
Capital gains incentive fee payable	8,198	149
Income based incentive fee payable	1,593	—
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	9,263	824
Interest payable	5,376	4,541
Accrued expenses	953	3,741
Management fees payable	1,482	—
Total liabilities	518,216	224,154
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 58,179,313 and 6,226,600 shares issued and outstanding, respectively	582	62
Capital in excess of par value	1,382,661	149,861
Accumulated undistributed earnings	65,932	6,530
Total net assets	1,449,175	156,453
Total liabilities and net assets	$1,967,391	$380,607

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,449,175	$156,453
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	58,179,313	6,226,600
Net asset value per share	$24.9088	$25.1266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)
(unaudited)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024		For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Income:
Distribution income	$16,063	$—		$26,881	$—
Interest income	6,158	79		10,415	79
Total income	22,221	79		37,296	79
Expenses:
Interest expense	7,866	758		17,037	758
Organizational expenses	2	415		37	2,465
Administration fees	704	545		2,202	545
Capital gains incentive fee	3,334	—		8,049	—
Management fees	4,052	162		7,585	162
Offering expenses	1,067	148		3,271	148
Income based incentive fee	1,593	—	—	1,593	—
Other operating expenses	1,780	123		3,775	123
Total expenses	20,398	2,151		43,549	4,201
Less: Expense support (Note 3)	(3,007)	(1,231)		(8,583)	(3,281)
Less: Management fee waiver (Note 3)	—	(162)		(163)	(162)
Net expenses	17,391	758		34,803	758
Net investment income / (loss) before income taxes	4,830	(679)		2,493	(679)
Income tax expense	9,336	—		17,325	—
Net investment loss	$(4,506)	$(679)		$(14,832)	$(679)

Unrealized and Realized Gains / (Losses) On Investment And Derivatives:
Net realized gains / (losses):
Investments	$(93)	$—		$(253)	$—
Derivatives	454	—		1,778	—
Net realized gains	361	—		1,525	—
Net unrealized gains / (losses):
Investments	41,874	—		84,576	—
Derivatives	(5,716)	151		(11,867)	151
Net unrealized gains	36,158	151		72,709	151
Net realized and unrealized gains on investment and derivatives	36,519	151		74,234	151
Net increase / (decrease) in net assets resulting from operations	$32,013	$(528)		$59,402	$(528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2025
($ in thousands)
(unaudited)
Non-controlled/non-affiliated investments

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Renewable Energy
Aspen Renewables Equity Holdings LLC (1)(5)	Ordinary Units				03/2025		4,900		$431,262	$473,880	(2)
Denali Equity Holdings LLC (1)(5)	Class A Units				09/2024		3,749		340,994	356,603	(2)
Tango Holdings LLC (1)(5)	Class A Units				07/2025		453,089		458,342	476,155	(2)
TerraForm Power Operating, LLC	First lien senior secured loan	6.00%	SOFR (Q)	2.00%		05/2029		$1,492	1,472	1,489
									1,232,070	1,308,127		90.27%

Electric Utilities
Alpha Generation LLC	First lien senior secured loan	6.16%	SOFR (M)	2.00%		09/2031		5,784	5,784	5,772
Astoria Energy LLC	First lien senior secured loan	6.91%	SOFR (M)	2.75%		06/2032		6,281	6,262	6,293
Bayonne Energy Center, LLC	First lien senior secured loan	7.04%	SOFR (Q)	3.00%		09/2032		4,000	3,988	3,990
Cogentrix Finance Holdco I, LLC	First lien senior secured loan	6.41%	SOFR (M)	2.25%		02/2032		7,704	7,715	7,714
Cornerstone Generation, LLC	First lien senior secured loan	7.48%	SOFR (Q)	3.25%		10/2031		8,760	8,791	8,815
EFS Cogen Holdings I LLC	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		10/2031		13,214	13,256	13,291
Hill Top Energy Center, LLC	First lien senior secured loan	7.41%	SOFR (Q)	3.25%		06/2032		9,087	9,115	9,087
Lackawanna Energy Center LLC	First lien senior secured loan	7.25%	SOFR (M)	3.00%		08/2032		4,386	4,379	4,418
South Field Energy LLC	First lien senior secured loan	7.00%	SOFR (Q)	3.00%		08/2031		8,995	8,977	9,002
									68,267	68,382		4.72%

Oil, Gas and Consumable Fuels
Buckeye Partners LP	First lien senior secured loan	5.75%	SOFR (Q)	1.75%		09/2032		1,992	1,992	1,992
Freeport LNG investments, LLLP	First lien senior secured loan	7.59%	SOFR (Q)	3.26%		11/2026		3,519	3,508	3,516
Freeport LNG investments, LLLP	First lien senior secured loan	7.58%	SOFR (Q)	3.25%		12/2028		6,183	6,150	6,178
ITT Holdings LLC	First lien senior secured loan	6.64%	SOFR (M)	2.48%		10/2030		1,744	1,744	1,743
M6 ETX Holdings II Midco LLC	First lien senior secured loan	9.25%	SOFR (Q)	2.00%		04/2032		3,990	3,986	3,990
M6 ETX Holdings II Midco LLC	First lien senior secured loan	6.53%	SOFR (Q)	2.50%		04/2032		2,095	2,098	2,095
Oryx Midstream Services Permian Basin LLC	First lien senior secured loan	6.42%	SOFR (M)	2.25%		10/2028		6,050	6,027	6,047

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2025
($ in thousands)
(unaudited)

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value	% of Net Assets
Pasadena Performance Products, LLC (5)	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		02/2032		1,995	1,997	1,995
Prairie ECI Acquiror LP	First lien senior secured loan	7.91%	SOFR (M)	3.75%		08/2029		7,460	7,464	7,494
TransMontaigne Operating Company L.P.	First lien senior secured loan	6.66%	SOFR (M)	2.50%		11/2028		5,733	5,742	5,734
WhiteWater Matterhorn Holdings, LLC	First lien senior secured loan	6.31%	SOFR (Q)	2.25%		06/2032		3,550	3,548	3,546
									44,256	44,330	3.06%

Gas Utilities
Potomac Energy Center, LLC	First lien senior secured loan	7.32%	SOFR (Q)	3.00%		08/2032		10,008	10,006	10,040
Venture Global	First lien senior secured loan	6.39%	SOFR (M)	2.23%		05/2029		3,555	3,564	3,555
Venture Global (5)	First lien senior secured loan	6.38%	SOFR (M)	2.23%		05/2029		445	446	445
									14,016	14,040	0.97%

Software
Applied Systems, Inc.	First lien senior secured loan	6.25%	SOFR (Q)	2.25%		02/2031		1,045	1,042	1,045
Cloud Software Group, Inc.	First lien senior secured loan	7.25%	SOFR (Q)	3.25%		03/2031		3,995	3,983	4,009
Ellucian Holdings Inc.	First lien senior secured loan	6.91%	SOFR (M)	2.75%		10/2029		4,037	4,050	4,035
									9,075	9,089	0.63%

Insurance
Acrisure, LLC	First lien senior secured loan	7.16%	SOFR (M)	3.00%		11/2030		497	491	496
									491	496	0.03%

Diversified Telecommunication Services
QualityTech, LP (5)	First lien senior secured loan	7.72%	SOFR (M)	3.50%		11/2031		5,477	5,500	5,477
									5,500	5,477	0.38%

Capital Markets
BCP Renaissance Parent LLC	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		10/2028		5,865	5,863	5,871
									5,863	5,871	0.41%

Health Care Technology
Project Ruby Ultimate Parent Corp.	First lien senior secured loan	7.03%	SOFR (M)	2.86%		03/2028		5,840	5,856	5,841
									5,856	5,841	0.40%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2025
($ in thousands)
(unaudited)

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost		Fair Value		% of Net Assets
Multi-Utilities
Hamilton Projects Acquiror, LLC	First lien senior secured loan	6.66%	SOFR (M)	2.50%		05/2031		5,405	5,423		5,416
									5,423		5,416		0.37%

Energy Equipment and Services
CPPIB OVM Member U.S. LLC	First lien senior secured loan	6.50%	SOFR (Q)	2.50%		08/2031		2,288	2,277		2,291
									2,277		2,291		0.16%
Technology Hardware, Storage and Peripherals
ConnectWise, LLC	First lien senior secured loan	7.76%	SOFR (Q)	3.76%		09/2028		2,487	2,492		2,490
Stack SJ Holdings Parent A-I, LLC (5)	Senior Subordinated Loan	9.25%	N/A	9.25%		06/2030		137,500	25,136		25,123
									27,628		27,613		1.91%

Commercial Services and Supplies
Covanta Holding Corporation	First lien senior secured loan	6.41%	SOFR (M)	2.25%		01/2031		2,000	1,995		1,994
									1,995		1,994		0.14%

Financial Services
Colossus AcquireCo LLC	First lien senior secured loan	5.87%	SOFR (Q)	1.75%		07/2032		1,500	1,494		1,491
									1,494		1,491		0.10%

Construction and Engineering
Traverse Midstream Partners LLC	First lien senior secured loan	6.81%	SOFR (Q)	2.50%		02/2028		1,250	1,249		1,251
									1,249		1,251		0.09%

Electrical Equipment
WEC US Holdings Ltd.	First lien senior secured loan	6.53%	SOFR (M)	2.25%		01/2031		1,077	1,070		1,077
									1,070	1,070	1,077		0.07%

Machinery
AI Aqua Merger Sub, Inc.	First lien senior secured loan	7.28%	SOFR (M)	3.00%		07/2028		746	740		747	(3)
									740		747		0.05%

Total Investments									$1,427,270		$1,503,533		103.75%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2025
($ in thousands)
(unaudited)
Controlled/affiliated investments

Company	Investment	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Gas Utilities
Meade Pipeline Co LLC (1)(5)(7)	Class A Units				09/2025		43		$202,888	$202,805	(2)
Redwood Meade Midstream MPC, LLC (1)(5)(7)	Class A Units				09/2025		50		35,459	35,459	(2)
									238,347	238,264		16.44%

Total Investments									$238,347	$238,264		16.44%

Cash Equivalents

Company	Investment	Coupon(4)	Maturity Date	Interest Rate(6)	Principal	Cost	Fair Value	% of Net Assets
First American U.S. Treasury Sweep (Y Shares)	Money Market Fund	—	N/A	3.76%	169	169	169
First American U.S. Treasury Sweep (Y Shares)	Money Market Fund	—	N/A	3.80%	235	235	235
						404	404	0.03%

Total Cash Equivalents						$404	$404	0.03%

(1) Securities exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) and may be deemed “restricted securities” subject to legal restrictions on sales. As of September 30, 2025, the aggregate fair value of these securities was $1,544.9 million, or 106.61% of the Fund's (as defined below) net assets. The initial acquisition dates have been included for such securities.
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
(3) This company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.05% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2025.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of September 30, 2025.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investment.
(6) These rates indicate dividend yield as they relate to Money Market Funds.
(7) As defined in the Investment Company Act, the Fund is deemed both to be an “Affiliated Person” and to “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). For the three months ended September 30, 2025, there were purchases of affiliated investments of $202,888 related to Meade Pipeline Co, LLC and $35,459 related to Redwood Meade Midstream MPC, LLC and there was no net realized gain or loss, net increase or decrease related to unrealized gain or loss, or distribution income recognized for these affiliated investments.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2025
($ in thousands)
(unaudited)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	09/2029	Quarterly	$40,468	$3,500	$—	$3,500
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	09/2029	Quarterly	40,468	3,486	—	3,486
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	09/2029	Quarterly	20,232	(823)	—	(823)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	09/2029	Quarterly	15,372	(625)	—	(625)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	09/2029	Quarterly	15,372	(625)	—	(625)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	09/2029	Quarterly	13,080	(532)	—	(532)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	09/2029	Quarterly	12,296	(500)	—	(500)
Interest rate swap	4.059%	Daily SOFR	MUFG Bank, Ltd.	03/2030	Quarterly	18,750	(482)	—	(482)
Interest rate swap	4.058%	Daily SOFR	BNP Paribas	03/2030	Quarterly	18,750	(480)	—	(480)
Interest rate swap	4.158%	Daily SOFR	Canadian Imperial Bank of Commerce	07/2030	Quarterly	92,375	(3,464)	—	(3,464)
Interest rate swap	4.158%	Daily SOFR	Société Générale SA	07/2030	Quarterly	23,094	(866)	—	(866)
Interest rate swap	4.158%	Daily SOFR	NatWest Markets Plc	07/2030	Quarterly	23,094	(866)	—	(866)
Total							$(2,277)	$—	$(2,277)

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

Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	09/2029	Quarterly	$41,006	$5,200	$—	$5,200
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	09/2029	Quarterly	41,006	5,214	—	5,214
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	09/2029	Quarterly	20,500	(215)	—	(215)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	09/2029	Quarterly	15,576	(127)	—	(127)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	09/2029	Quarterly	15,576	(173)	—	(173)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	09/2029	Quarterly	13,254	(177)	—	(177)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	09/2029	Quarterly	12,460	(132)	—	(132)
Total							$9,590	$—	$9,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Operations:
Net investment loss	$(4,506)	$(679)	$(14,832)	$(679)
Net realized gains	361	—	1,525	—
Net unrealized gains	36,158	151	72,709	151
Net increase / (decrease) in net assets resulting from operations	32,013	(528)	59,402	(528)
Distributions to shareholders:
Distributed capital in excess of par - Class I	(33,208)	—	(62,959)	—
Net decrease in net assets from distributions	(33,208)	—	(62,959)	—
Share transactions:
Class I:
Proceeds from shares sold	639,948	155,665	1,294,757	155,665
Distributions reinvested	7,021	—	13,184	—
Repurchased shares, net of early repurchase deduction	(11,662)	—	(11,662)	—
Net increase in net assets from share transactions	635,307	155,665	1,296,279	155,665
Total increase in net assets	634,112	155,137	1,292,722	155,137
Net assets, beginning of period	815,063	—	156,453	—
Net assets, end of period	$1,449,175	$155,137	$1,449,175	$155,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
OPERATING ACTIVITIES:
Net increase / (decrease) in net assets resulting from operations	$59,402	$(528)
Adjustments to reconcile net increase / (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of investments	(12)	—
Purchases of investments	(1,365,868)	(347,854)
Amortization of deferred debt issuance costs	1,823	61
Amortization of offering costs	3,271	148
Change in deferred tax liability, net	17,326	—
Net change in unrealized (gain) / loss on investments	(84,576)	—
Net change in unrealized (gain) / loss on derivatives	11,867	(151)
Realized (gain) / loss on investments	253	—
Return of capital from investments	9,526	—
Proceeds from repayments or sales of investments	38,015	—
Changes in operating assets and liabilities:
Management fee payable	1,482	—
Capital gains and income based incentive fee payable	9,642	—
Accrued expenses	(3,795)	(148)
Other assets	(409)	—
Interest payable	835	697
Unsettled trades payable	31,643	—
Net cash used in operating activities	(1,269,575)	(347,775)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,294,757	155,665
Borrowings from term loans	234,750	212,504
Repayments of term loans	(2,786)	—
Payments for debt issuance costs	(12,837)	(5,594)
Repurchased shares, net of early repurchase deduction	(11,662)	—
Distributions to shareholders	(43,241)	—
Net cash provided by financing activities	1,458,981	362,575
Net change in cash, cash equivalents and restricted cash	189,406	14,800
Cash, cash equivalents and restricted cash, beginning of period	27,317	—
Cash, cash equivalents and restricted cash, end of period	$216,723	$14,800
Supplemental Information:
Interest paid during the period	$14,380	$—
Distribution declared and payable during the period	$12,276	$—
Non-cash financing activity:
Offering costs	$1,007	$1,771
Net proceeds from distribution reinvestment plan	$13,184	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
1. ORGANIZATION

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust that was formed on May 7, 2024. The Fund is an externally managed, closed-end management investment company. The Fund has elected to be regulated (the “BDC Election”) as a business development company (“BDC”) under the 1940 Act.

The Fund is party to an investment advisory and management agreement (the “Investment Advisory Agreement”) with Ares Capital Management II LLC (the Fund’s “Adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative investment manager. In addition, the Fund is party to an administration agreement with Ares Operations LLC (“Ares Operations” or the Fund’s “Administrator”), a subsidiary of Ares Management, pursuant to which the Administrator will provide administrative and other services necessary for the Fund to operate.

The Fund’s investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income. The Fund focuses on equity, and to a lesser extent, debt, investments in infrastructure companies and assets (“Infrastructure Assets”), with a primary focus on Infrastructure Assets believed to potentially: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally governed by either rate regulation or long-term contracts with creditworthy counterparties, such as governments, municipalities and major industrial companies, with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by the Adviser. The Fund’s investments may include common or preferred stock, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, the Fund may also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, the Fund expects to invest at least 80% of its net assets, plus the amount of any borrowings for investment purposes, in Infrastructure Assets.

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
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
On April 8, 2025, the Fund received exemptive relief from the Securities and Exchange Commission (the “SEC”) that permits the Fund to offer to sell multiple classes of the Fund’s Shares with varying sales loads and to impose asset-based and/or distribution fees and early withdrawal fees, as applicable.

On May 14, 2025, in reliance on such exemptive relief, the Fund’s Board of Trustees (the “Board”) adopted a Multi-Class Plan (the “Multi-Class Plan”) in accordance with Rule 18f-3 under the 1940 Act and a distribution and shareholder servicing plan (the “Distribution and Shareholder Servicing Plan”). In connection with the approval of the Multi-Class Plan, on May 14, 2025, the Board established four classes of Shares of the Fund: Class D common shares of beneficial interest (“Class D Shares”), Class N common shares of beneficial interest (“Class N Shares”), Class S common shares of beneficial interest (“Class S Shares”) and Class I common shares of beneficial interest (“Class I Shares”), and reclassified all existing Shares as Class I Shares. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Shares has the same economics and voting rights. While an investment in any Share class of the Fund represents an investment in the same assets of the Fund, the purchase restrictions and ongoing fees and expenses for each Share class are different. As of September 30, 2025, the Fund had not issued any Class D Shares, Class N Shares or Class S Shares. See “Subsequent Events” for information about issuances of Shares subsequent to September 30, 2025.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions, short-term, liquid investments in money market accounts and/or Treasury Bills held for 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, the Fund had $0.4 million and $0, respectively, of cash equivalents.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
Restricted cash primarily relates to cash held as a requirement for the Denali Credit Agreement and Tango Credit Agreement (see “Note 5. Debt” to the unaudited consolidated financial statements for more information).

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$202,393	$25,528
Restricted cash	14,330	1,789
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$216,723	$27,317

Organization and Offering Expenses

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Fund and enable it legally to do business. Organization costs may be reimbursed by the Adviser, subject to potential repayment.

Offering costs include costs associated with the preparation of the Registration Statement on Form 10, initially filed with the SEC on October 3, 2024 and offering of Shares. Offering costs were accounted for as deferred costs until operations commenced on August 28, 2024. Offering costs may be reimbursed by the Adviser, subject to potential repayment. For continuous offerings, offering costs are then amortized over the twelve months following the expense being incurred on a straight-line basis.

Refer to “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to the unaudited consolidated financial statements for more information.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Fund’s valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Board. All investments are recorded at fair value.

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
As of September 30, 2025
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
As of September 30, 2025
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

Interest income from funds deposited with financial institutions is recorded as income when received.

Distribution Income Recognition

Distribution income is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Distribution income on common and other equity is recorded on the date it is received for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the three and nine months ended September 30, 2025, the Fund received $19.1 million and $36.4 million, respectively, of distributions from investments, of which $3.0 million and $9.5 million, respectively, were classified as a return of capital.

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
As of September 30, 2025
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

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of September 30, 2025 and December 31, 2024, the majority of the Fund’s portfolio was concentrated in four investments and one investment, respectively.

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
As of September 30, 2025
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

On September 29, 2025, the Investment Advisory Agreement was amended and restated to clarify certain language related to the treatment of distributions received when calculating incentive fees payable under the Investment Advisory Agreement. The terms of the Investment Advisory Agreement were otherwise unchanged.

Under the Investment Advisory Agreement, the base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser extended the waiver until the Fund's first monthly closing as a BDC. The Fund incurred $4.1 million and $7.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million for both the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, in management fees under the Investment Advisory Agreement. For the three months ended September 30, 2025, no management fees were waived by the Adviser. The Adviser has chosen to voluntarily waive $0.2 million for the nine months ended September 30, 2025 and $0.2 million for both the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, of management fees earned in accordance with the Investment Advisory Agreement. This waiver is not subject to recoupment.

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
As of September 30, 2025
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
As of September 30, 2025
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

For the three and nine months ended September 30, 2025, the Fund accrued an income based fee of $1.6 million. No income based fee was earned for the three months ended September 30, 2024 or for the period from May 7, 2024 (inception) to September 30, 2024. There were no capital gains incentive fees payable to the Adviser as calculated under the Investment Advisory Agreement for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 or for the period from May 7, 2024 (inception) to September 30, 2024. In accordance with GAAP, the Fund accrued a capital gains incentive fee of $3.3 million and $8.0 million, respectively, for the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the Fund has accrued a cumulative capital gains incentive fee in accordance with GAAP of $8.2 million and $0.1 million, respectively.

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

The Fund incurred $0.4 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million for both the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, in administrative fees allocated to the Fund from the Administrator, which are included in “administration fees” in the Fund’s consolidated statements of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Expense Support and Conditional Reimbursement Agreement

The Fund is party to an amended and restated expense support and conditional reimbursement agreement (as such may be further amended from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with the Fund’s

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
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
As of September 30, 2025
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

The Fund will indemnify AWMS in connection with its activities. Pursuant to the A&R Placement Agent Agreement, AWMS has access to the officers and employees of the Adviser and its affiliates, including Ares Management Capital Markets LLC, to conduct private placement activities. AWMS may retain affiliated and unaffiliated broker-dealers to act as selling agents in the private offering.

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

Pursuant to the Selected Dealer Agreement, if a shareholder buys Class D Shares, Class N Shares or Class S Shares through certain selling agents, such agents may directly charge such shareholders an Upfront Sales Load (as defined below) or transaction or other fees, including brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. The Fund does not charge investors an Upfront Sales Load with respect to Class D Shares, Class N Shares, Class S Shares or Class I Shares.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
4. INVESTMENTS

As of September 30, 2025 and December 31, 2024, investments consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Common equity	$1,127,951	$1,188,299	$—	$—
First lien senior secured loans	171,536	171,772	$—	$—
Senior Subordinated Loans	25,136	25,123	—	—
Other equity	340,994	356,603	347,531	339,136
Total investments	$1,665,617	$1,741,797	$347,531	$339,136

Derivative contracts, at fair value (asset)	$—	$6,986	$—	$10,414
Derivative contracts, at fair value (liability)	—	(9,263)	—	(824)
Total derivative contracts	$—	$(2,277)	$—	$9,590

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions as a percentage of the Fund’s portfolio at fair value as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
Industry
Renewable Energy	75.1%	100.0%
Gas Utilities	14.5%	—%
Electric Utilities	3.9%	—%
Oil, Gas and Consumable Fuels	2.6%	—%
Technology Hardware, Storage and Peripherals	1.6%	—%
Software	0.5%	—%
Capital Markets	0.3%	—%
Health Care Technology	0.3%	—%
Diversified Telecommunication Services	0.3%	—%
Multi-Utilities	0.3%	—%
Financial Services	0.1%	—%
Commercial Services and Supplies	0.1%	—%
Construction and Engineering	0.1%	—%
Electrical Equipment	0.1%	—%
Energy Equipment and Services	0.1%	—%
Machinery	0.1%	—%
Total	100.0%	100.0%

	As of
	September 30, 2025	December 31, 2024
Geographic Region
United States	100.0%	100.0%
Total	100.0%	100.0%

As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
5. DEBT

The Fund’s average outstanding debt and weighted average interest rate for the three and nine months September 30, 2025 and for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024 was as follows:

		For the three months ended September 30, 2025		For the three months ended September 30, 2024		For the nine months ended September 30, 2025		For the period from May 7, 2024 (inception) to September 30, 2024
	Maturity Date	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate
Denali Credit Agreement	September 2029	$210,198	6.37%	$46,196	1.57%	$211,429	6.36%	$28,912	0.98%
Aspen Credit Agreement	March 2030	50,000	6.12%	—	—%	36,813	4.50%	—	—%
ACI Portfolio Aggregator Credit Agreement	April 2027	—	—%	—	—%	—	—%	—	—%
Tango Credit Agreement	July 2030	130,530	4.14%	—	—%	43,988	1.39%	—	—%
BNP Funding Facility	September 2027	—	—%	—	—%	—	—%	—	—%
Total for all Loans		$390,728	5.54%	$46,196	1.57%	$292,230	4.08%	$28,912	0.98%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and includes a $209.7 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make interest payments quarterly, which payments began in February 2025. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Aspen Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $228.1 million delayed draw term loan (the “Aspen Term Loan”), of which $50.0 million was drawn as of September 30, 2025, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make interest payments quarterly, which payments began in

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
August 2025. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years.

The Aspen Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Aspen Borrower, and (b) all tangible and intangible assets of the Aspen Borrower. Under the Aspen Credit Agreement, the Aspen Borrower and the Aspen Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Aspen Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Aspen Borrower, the Aspen Credit Agreement is non-recourse to any upstream affiliate of the Aspen Borrower, including the Fund.

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million (each borrowing thereunder, the “ACI Portfolio Aggregator Loans”). There were no borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of September 30, 2025.

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

All obligations under the ACI Portfolio Aggregator Credit Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, (i) all membership interests of ACI Portfolio Aggregator owned by the Fund, including all proceeds thereof, and (ii) a certain collateral account of ACI Portfolio Aggregator, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions. Other than with respect to the pledge of the equity interests of the ACI Portfolio Aggregator, the ACI Portfolio Aggregator Credit Agreement is otherwise non-recourse to any upstream affiliate of ACI Portfolio Aggregator, including the Fund.

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango's investment in a portfolio company of the Fund and includes a $334.8 million delayed draw term loan (the “Tango Term Loan Facility”), of which $184.8 million was drawn as of September 30, 2025, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”). Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make interest payments quarterly beginning on November 7, 2025. The

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, the Fund entered into a Revolving Credit and Security Agreement (the “BNP Funding Facility”) with ACI Liquid Aggregator SPV, LLC, a wholly owned subsidiary of the Fund, as borrower (the “BNP Borrower”), the Fund, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, that (i) provides a facility amount of $200 million and (ii) has a reinvestment period ending on September 23, 2027 and a final maturity date of March 23, 2028. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which the Fund will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were no borrowings drawn on the BNP Funding Facility as of September 30, 2025.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions.

Pioneer Credit Agreement

See “Note 13. Subsequent Events” for a subsequent event relating to the Pioneer Credit Agreement (as defined below).

6. DERIVATIVE INSTRUMENTS

Interest Rate Swaps

The Fund entered into interest rate swaps to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement, the Aspen Credit Agreement, and the Tango Credit Agreement. Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of SOFR plus an applicable spread. The interest rate swaps of the Fund are not hedging instruments in accordance with ASC 815.

As of September 30, 2025 and December 31, 2024, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedules of investments.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

The net unrealized appreciation (depreciation) related to the interest rate swaps was approximately $(5.7) million and $(11.9) million for the three and nine months ended September 30, 2025, respectively, and $0.2 million for both the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, which is included in “derivatives” under “net unrealized gains (losses)” in the Fund’s consolidated statements of operations. The net swap amounts are settled quarterly, which began in February 2025, and are recorded as net realized gains/losses in “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statements of operations. For the three and nine months ended September 30, 2025, there were net swap payments received resulting in a realized gain of $0.5 million and $1.8 million, respectively. For both the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, there were no net swap payments.

The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2025 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$40,468	09/2029	$3,500	$—	$—	$3,500	Derivative contracts, at fair value
Interest rate swap	40,468	09/2029	3,486	—	—	3,486	Derivative contracts, at fair value
Interest rate swap	20,232	09/2029	—	(823)	—	(823)	Derivative contracts, at fair value
Interest rate swap	15,372	09/2029	—	(625)	—	(625)	Derivative contracts, at fair value
Interest rate swap	15,372	09/2029	—	(625)	—	(625)	Derivative contracts, at fair value
Interest rate swap	13,080	09/2029	—	(532)	—	(532)	Derivative contracts, at fair value
Interest rate swap	12,296	09/2029	—	(500)	—	(500)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(482)	—	(482)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(480)	—	(480)	Derivative contracts, at fair value
Interest rate swap	92,375	07/2030	—	(3,464)	—	(3,464)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(866)	—	(866)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(866)	—	(866)	Derivative contracts, at fair value
Total			$6,986	$(9,263)	$—	$(2,277)

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2024 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statement of Assets and Liabilities
Interest rate swap	$41,006	09/2029	$5,200	$—	$—	$5,200	Derivative contracts, at fair value
Interest rate swap	41,006	09/2029	5,214	—	—	5,214	Derivative contracts, at fair value
Interest rate swap	20,500	09/2029	—	(215)	—	(215)	Derivative contracts, at fair value
Interest rate swap	15,576	09/2029	—	(127)	—	(127)	Derivative contracts, at fair value
Interest rate swap	15,576	09/2029	—	(173)	—	(173)	Derivative contracts, at fair value
Interest rate swap	13,254	09/2029	—	(177)	—	(177)	Derivative contracts, at fair value
Interest rate swap	12,460	09/2029	—	(132)	—	(132)	Derivative contracts, at fair value
Total			$10,414	$(824)	$—	$9,590

For the three and nine months ended September 30, 2025, the average outstanding notional value of interest rate swaps was $293.2 million and $219.3 million, respectively. For the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024, the average outstanding interest rate swap amount was $34.6 million and $21.7 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business and related to its investments in Infrastructure Assets, the Fund may from time to time enter into customary guarantee arrangements related to portfolio companies. As of September 30, 2025, the Fund has guaranteed obligations under certain portfolio-company agreements with a maximum risk of loss of $93.3 million. The Fund has also entered into certain separate back-to-back indemnification agreements which, subject to certain conditions, indemnify the Fund from most payments that would otherwise need to be made under the related guarantee arrangement. As of September 30, 2025, the Fund has not been required to make payments under the guarantee arrangements and believes the credit risks to be remote and the fair value of this guarantee arrangement to be immaterial.

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of September 30, 2025 and December 31, 2024, the total amount of advanced expenses subject to recoupment by the Adviser was $12.4 million and $3.8 million, respectively, with expirations as follows:

For the Quarter Ended	Amount	Eligible for Reimbursement through (1)
June 30, 2024	$2,050	June 30, 2027
September 30, 2024	1,231	September 30, 2027
December 31, 2024	494	December 31, 2027
March 31, 2025	2,908	March 31, 2028
June 30, 2025	2,668	June 30, 2028
September 30, 2025	3,007	September 30, 2028

(1) Individual expenses are only eligible for reimbursement within three years prior to the last business day of the applicable month in which they were incurred, which may be prior to the end of the respective quarter noted.

The corresponding amount due to the Fund’s Adviser is netted against the amount due from the Fund’s Adviser on the face of the consolidated statement of assets and liabilities as the amount is not due unless and until the Fund has Available Operating Funds. As of September 30, 2025 and December 31, 2024, Available Operating Funds did not exceed the cumulative

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

Investment Commitments

The Fund’s investment in Stack SJ Holdings Parent A-I, LLC is a delayed drawn term loan with a total commitment of $137.5 million of which $25.1 million was funded as of September 30, 2025.

The Fund has made a $517.4 million equity commitment to Tango Holdings, LLC of which $453.1 million was funded as of September 30, 2025.

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
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions).

The following table presents fair value measurements of investments and derivatives as of September 30, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments and Cash Equivalents
Common equity	$—	$—	$1,188,299	$1,188,299
Other equity	—	—	356,603	356,603
Senior Subordinated Loans	—	—	25,123	25,123
First lien senior secured loans	—	163,855	7,917	171,772
Money Market Funds	404	—	—	404
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	6,986	—	6,986
Interest rate swap contracts (liability)	—	(9,263)	—	(9,263)
Total	$404	$161,578	$1,577,942	$1,739,924

The following table presents fair value measurements of investments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Other equity(1)	$—	$—	$339,136	$339,136
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	10,414	—	10,414
Interest rate swap contracts (liability)	—	(824)	—	(824)
Total	$—	$9,590	$339,136	$348,726

(1) Asset previously classified as “Equity Securities”. Classification updated to “Other equity” in current period.

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2025
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average[1]
Common equity	$950,035	Discounted cash flow	Discount rate	9.50% - 9.73%	9.62%
Other equity	356,603	Discounted cash flow	Discount rate	8.75%	8.75%
Common equity	238,264	Recent transaction price	N/A	N/A	N/A
Senior Subordinated Loans	25,123	Broker quotes	N/A	N/A	N/A
First lien senior secured loans	7,917	Broker quotes	N/A	N/A	N/A
Total Level 3 investments	$1,577,942

(1) Weighted Average based on relative fair values as of period end

	As of December 31, 2024
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Amount	Weighted Average
Other equity(1)	$339,136	Discounted cash flow	Discount rate	9.52%	9.52%
Total Level 3 investments	$339,136

(1) Asset previously classified as “Equity Securities”. Classification updated to “Other equity” in current period.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
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
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

As of and for the three months ended September 30, 2025
Balance as of June 30, 2025	$795,517
Purchases	743,649
Net unrealized gains on investments	41,772
Return of capital	(2,990)
Proceeds from repayments or sales of investments	(6)
Transfers in to/(out of) Level 3	—
Balance as of September 30, 2025	$1,577,942

As of and for the three months ended September 30, 2024
Balance as of June 30, 2024	$—
Purchases	347,854
Transfers in to/(out of) Level 3	—
Balance as of September 30, 2024	$347,854

As of and for the nine months ended September 30, 2025
Balance as of December 31, 2024	$339,136
Purchases	1,164,039
Net unrealized gains on investments	84,313
Return of capital	(9,526)
Proceeds from repayments or sales of investments	(20)
Transfers in to/(out of) Level 3	—
Balance as of September 30, 2025	$1,577,942

As of and for the period from May 7, 2024 (inception) to September 30, 2024
Balance as of May 7, 2024	$—
Purchases	347,854
Transfers in to/(out of) Level 3	—
Balance as of September 30, 2024	$347,854

There were no investment transfers into or out of Level 3 for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024.

The net change in unrealized appreciation/(depreciation) on the investments that use Level 3 inputs was $41.8 million and $84.3 million for the three and nine months ended September 30, 2025, respectively, and $0 for both the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025			December 31, 2024
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Denali Term Loan(1)	$209,718	(2)	$209,718	$212,504	(2)	$212,504
Aspen Term Loan (1)	50,000	(2)	50,000	—		—
ACI Portfolio Aggregator Credit Agreement (1)	—	(2)	—	—		—
Tango Term Loan (1)	184,750	(2)	184,750	—		—
BNP Funding Facility(1)	—		—	—		—
Total	$444,468		$444,468	$212,504		$212,504

(1)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10. The fair value of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents the aggregate principal amount outstanding.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
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

The provision for income taxes consists of the following for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Current:
U.S. federal income tax (expense) / benefit	$—	$—	$—	$—
State and local income tax (expense) / benefit	—	—	—	—
	—	—	—	—
Deferred:
U.S. federal income tax (expense) / benefit	(8,509)	—	(15,790)	—
State and local income tax (expense) / benefit	(827)	—	(1,535)	—
	(9,336)	—	(17,325)	—
Total:
U.S. federal income tax (expense) / benefit	(8,509)	—	(15,790)	—
State and local income tax (expense) / benefit	(827)	—	(1,535)	—
Income tax (provision)/benefit	$(9,336)	$—	$(17,325)	$—

The effective income tax rate differed from the federal statutory rate for the following reasons:

	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Income tax expense at federal statutory rate	21.0%	—%
State income tax (net of federal benefit)	1.6	—
Total effective rate	22.6%	—%

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss	$2,823	$389
Interest expense	2,041	946
Incentive fees	1,851	—
Swap timing differences(1)	514	—
Total gross deferred tax assets	7,229	1,335
Valuation allowance	—	—
Total deferred tax assets	7,229	1,335
Deferred tax liabilities
Basis difference on investments(1)	26,458	3,239
Swap timing differences(1)	—	—
Unrealized gain(1)	—	—
Total deferred tax liabilities	26,458	3,239
Net deferred tax (liabilities) assets	$(19,229)	$(1,904)

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
The Fund analyzes its tax filing positions in all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns for all open tax years (2024). The Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Fund recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Fund reviews its tax positions monthly and adjusts its tax balances as new information becomes available.

As of September 30, 2025 and December 31, 2024, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.
The following table reflects the net assets activity for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated undistributed earnings / (deficit)	Net Assets
	Shares	Amount
Balance at May 7, 2024 (inception)	—	$—	$—	$—	$—
Balance at June 30, 2024	—	$—	$—	$—	$—
Issuances of common shares	6,226,600	62	155,603	—	155,665
Net investment loss	—	—	—	(679)	(679)
Net realized and unrealized gains on investments and derivatives	—	—	—	151	151
Balance at September 30, 2024	6,226,600	$62	$155,603	$(528)	$155,137
Issuances of common shares	—	—	—	—	—
Dividends declared and payable ($0.9221 per share) as return of capital	—	—	(5,742)	—	(5,742)
Net investment income	—	—	—	6,014	6,014
Net realized and unrealized gains on investments and derivatives	—	—	—	1,044	1,044
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	16,479,636	165	412,662	—	412,827
Shares issued in connection with dividend reinvestment plan	103,669	1	2,596	—	2,597
Dividends declared and payable ($0.6750 per share) as return of capital	—	—	(11,355)	—	(11,355)
Net investment loss	—	—	—	(7,991)	(7,991)
Net realized gains on investments and derivatives				919	919
Net unrealized gains on investments and derivatives	—	—	—	15,144	15,144
Balance at March 31, 2025	22,809,905	$228	$553,764	$14,602	$568,594
Issuances of common shares	9,716,022	97	241,885	—	241,982
Shares issued in connection with dividend reinvestment plan	143,160	2	3,564	—	3,566
Dividends declared and payable ($0.6330 per share) as return of capital	—	—	(18,396)	—	(18,396)
Net investment loss	—	—	—	(2,335)	(2,335)
Net realized gains on investments and derivatives	—	—	—	245	245
Net unrealized gains on investments and derivatives	—	—	—	21,407	21,407
Balance at June 30, 2025	32,669,087	$327	$780,817	$33,919	$815,063
Issuances of common shares	25,697,617	257	639,691	—	639,948
Shares issued in connection with dividend reinvestment plan	282,410	2	7,019	—	7,021
Dividends declared and payable ($0.6330 per share) as return of capital	—	—	(33,208)	—	(33,208)
Repurchase of shares, net of early repurchase	(469,801)	(4)	(11,658)	—	(11,662)
Net investment loss	—	—	—	(4,506)	(4,506)
Net realized gains on investments and derivatives	—	—	—	361	361
Net unrealized gains on investments and derivatives	—	—	—	36,158	36,158
Balance at September 30, 2025	58,179,313	$582	$1,382,661	$65,932	$1,449,175

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables summarize transactions in Shares during the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

	For the three months ended September 30, 2025		For the three months ended September 30, 2024		For the nine months ended September 30, 2025		For the period from May 7, 2024 (inception) to September 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	25,697,617	$639,948	6,226,600	$155,665	51,893,275	$1,294,757	6,226,600	$155,665
Distributions reinvested	282,410	7,021	—	—	529,239	13,184	—	—
Repurchased shares, net of early repurchase deductions	(469,801)	(11,662)	—	—	(469,801)	(11,662)	—	—
Net increase	25,510,226	635,307	6,226,600	155,665	51,952,713	1,296,279	6,226,600	155,665
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first calendar day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per Share for the nine months ended September 30, 2025 and for the period from May 7, 2024 (inception) to September 30, 2024:

NAV per Share (1)
Class I
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275
April 30, 2025	24.8195
May 31, 2025	24.9464
June 30, 2025	24.9490
July 31, 2025	24.8587
August 31, 2025	24.8316
September 30, 2025	24.9088
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares. As of September 30, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

NAV per Share (1)
Class I
May 31, 2024	$—
June 30, 2024	—
July 31, 2024	—
August 31, 2024	25.0000
September 30, 2024	24.9152
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares. As of September 30, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

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
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
Share Repurchase Program

The Fund has commenced a Share repurchase program (the “Share Repurchase Program”) pursuant to which the Fund intends to offer to repurchase, at the discretion of the Fund’s Board, up to 5% of its Shares outstanding as of the close of the previous calendar quarter. The Fund may from time to time seek to retire or repurchase its Shares through cash purchases, as well as retire, cancel or purchase any of the Fund’s outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material.

In accordance with the Share Repurchase Program, Shares repurchased in the Fund’s tender offer completed during the three months ended September 30, 2025 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducted 2.00% from such NAV for Shares that were not outstanding for at least one year (the “Early Repurchase Deduction”). For the three and nine months ended September 30, 2025, the Fund repurchased and retired 469,801 Shares for a total price of $11.7 million.

11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2025 and for the period from May 7, 2024 (inception) to September 30, 2024:

	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
	Class I(4)	Class I(4)
Per share data:
Net asset value at the beginning of period	$25.1266	$25.0000
Net investment income (loss) for period(1)	(0.6168)	(0.1100)
Net realized and unrealized gain (loss)(1)	2.3357	0.0300
Net increase (decrease) in net assets from operations	1.7189	(0.0800)
Distributions as a return of capital	(1.9367)	—
Total increase (decrease) in net assets	(0.2178)	(0.0800)
Net asset value at the end of period	$24.9088	$24.9200
Total return based on net asset value(2)	6.84%	(0.32)%
Shares outstanding, end of period	58,179,313	6,226,600
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$1,449,175	$155,137
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)	8.77%	11.96%
Ratio of expense support to average net assets(3)	(1.40)%	(6.72)%
Ratio of management fee waiver to average net assets(3)	(0.02)%	(0.16)%
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	7.35%	5.08%
Ratio of net investment income (loss) to average net assets(3)	(1.21)%	(4.55)%
Portfolio turnover rate	5.89%	0.00%

(1)Weighted average basic per Share data.
(2)For the nine months ended September 30, 2025, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
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
(5)For the nine months ended September 30, 2025, the ratio of operating expenses to average net assets consisted of the following:

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
	Class I	Class I
Management fees(3)	1.25%	0.16%
Income based fee and capital gains incentive fee(3)	1.19%	—%
Income tax expense(3)	2.13%	—%
Interest expense(3)	2.81%	5.08%
Organizational and offering expenses(3)	0.41%	2.54%
Other operating expenses(3)	0.98%	4.18%
Total operating expenses	8.77%	11.96%

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

13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of the issued unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the nine months ended September 30, 2025, except as discussed below.

October Capital Raise

On October 1, 2025, the Fund issued and sold approximately 7.3 million Shares (consisting of 7,200,956 Class I Shares and 127,064 Class S Shares at an offering price of $24.9088 per Share for each class), and received approximately $182.5 million as payment for such Shares.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes a $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $226.0 million was drawn as of October 3, 2025, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”).

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% on October 3, 2028 and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. The Pioneer Borrower will make amortization and interest payments quarterly beginning January 8, 2026, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The Pioneer DSR LC Facility provides letters of credit or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Pioneer Credit Agreement. An LC commitment fee is due in respect of unused LC commitments in an amount of 0.50% multiplied by the average unused daily LC commitments. LC fees follow the applicable margin of the Pioneer Term Loan, payable quarterly in arrears, at an amount equal to 1.50% annually multiplied by the stated amount of the LC, with a 0.125% step up after three years.

The Pioneer Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Pioneer Borrower, (b) all of the equity interests of Pioneer JV Holdings, LLC, a portfolio investment of the Fund, owned by the Pioneer Borrower and (c) all tangible and intangible assets of the Pioneer Borrower and the equity interests of the Pioneer Borrower owned by the Pioneer Pledgor. Under the Pioneer Credit Agreement, the Pioneer Borrower and the Pioneer Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Pioneer Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Pioneer Borrower, the Pioneer Credit Agreement is non-recourse to any upstream affiliate of the Pioneer Borrower, including the Fund.

In connection with the Pioneer Term Loan, the Pioneer Borrower entered into interest rate swaps with Natixis and Société Générale to exchange the SOFR rate in the Pioneer Term Loan with a fixed rate for 75% of the outstanding borrowings under the Pioneer Term Loan. The all-in fixed rates are 3.875% and 3.884% for the interest rate swaps with Natixis and Société Générale, respectively. The interest rate swaps have a mandatory termination date on October 3, 2030.

November Capital Raise

On November 3, 2025, the Fund agreed to sell Class I Shares, Class D Shares and Class S Shares for an aggregate purchase price of 245.1 million. The purchase price per Share will equal the Fund’s NAV per Share of such class as of the last calendar day of October 2025, which is generally expected to be available within 20 business days after November 1, 2025.

No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although the Fund does not charge investors an upfront sales load (an “Upfront Sales Load”) with respect to its Shares, if Class S Shares are purchased through certain selling agents, such selling agents may directly charge shareholders an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S Shares. No Upfront Sales Loads may be charged on Class I Shares. The issuance of the Shares is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, by Rule 506(b) of Regulation D promulgated thereunder and/or Regulation S promulgated thereunder.

As of October 31, 2025, the Fund had 65,640,462 Class I Shares, 124,655 Class S Shares outstanding and no Class D Shares or Class N Shares of beneficial interest outstanding.

Distributions

As previously disclosed, on May 14, 2025 the Fund announced the declaration of regular monthly gross distributions for September, on August 8, 2025, the Fund announced the declaration of regular monthly distributions for October, November and December 2025 and on November 7, 2025, the Fund announced the declaration of regular monthly distributions for January, February, and March 2026, in each case for its Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

ARES CORE INFRASTRUCTURE FUND
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

		Gross Distribution Per Common Share
Record Date	Payment Date	Class I	Class D	Class N	Class S
September 30, 2025	October 23, 2025	$0.2110	$0.2110	$0.2110	$0.2110
October 31, 2025	November 21, 2025	$0.2083	$0.2083	$0.2083	$0.2083
November 28, 2025	December 24, 2025	$0.2083	$0.2083	$0.2083	$0.2083
December 31, 2025	January 23, 2026	$0.2083	$0.2083	$0.2083	$0.2083
January 30, 2026	February 23, 2026	$0.2083	$0.2083	$0.2083	$0.2083
February 27, 2026	March 25, 2026	$0.2083	$0.2083	$0.2083	$0.2083
March 31, 2026	April 23, 2026	$0.2083	$0.2083	$0.2083	$0.2083

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions to be received by shareholders of the Class D Shares, Class N Shares and Class S Shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class as of their respective record dates. Class I Shares have no shareholder servicing and/or distribution fees. As of November 7, 2025, there are no Class D Shares or Class N Shares outstanding.

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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Annual Report”) and in this Quarterly Report.

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

In addition, the Fund has commenced holding monthly closings for its Private Offering, in connection with which the Fund issues Shares to investors for immediate cash investment in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”). The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

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

Trends Affecting Our Business

Infrastructure investment opportunities continue to be supported by continued progress in clean energy deployment and the expansion of digital infrastructure and adoption of artificial intelligence, paired with surging power demand expectations. Renewable energy transaction volume remained strong, which has supported elevated renewable energy revenue contract prices amid positive demand momentum. The potential impact from recent trade and economic policies has resulted in increased uncertainty, which in turn has reduced expectations for future economic growth, increased expectations for rising inflation, and led to greater capital markets volatility.

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
New investment commitments:
Common Equity	$732,449	$—	$1,135,319	$—
Other Equity	—	347,854	—	347,854
First lien senior secured loans	175,709	—	344,618	—
Treasuries	—	—	98,945	—
Senior subordinated loans	137,500	—	137,500	—
Total new investment commitments	$1,045,658	$347,854	$1,716,382	$347,854

Amount of investments funded:
Common Equity	$732,449	$—	$1,135,319	$—
Other Equity	—	347,854	—	347,854
First lien senior secured loans	104,094	—	202,353	—
Treasuries	—	—	98,945	—
Senior subordinated loans	25,123	—	25,123	—
Total amount of investments funded	$861,666	$347,854	$1,461,740	$347,854

Principal amount of investments sold or repaid:
Common Equity	$(2,989)	$—	$(2,989)	$—
Other Equity	—	—	(6,536)	—
First lien senior secured loans	(17,267)	—	(38,021)	—
Treasuries	(98,945)	—	(98,945)	—
Senior subordinated loans	—	—	—	—
Total principal amount of investment sold or repaid	$(119,201)	$—	$(146,491)	$—

Our investments consisted of the following ($ in thousands):

	As of
	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	$340,994	$356,603	$347,531	$339,136
Aspen Equity Holdings, LLC (2)	431,262	473,880	—	—
Tango Equity Holdings, LLC (3)	458,342	476,155	$—	$—
Meade Pipeline Co LLC (4)	202,888	202,805	$—	$—
Redwood Meade Midstream MPC, LLC (4)	35,459	35,459	$—	$—
Senior subordinated loans	25,136	25,123	$—	$—
First lien senior secured loans	171,536	171,772	$—	$—
Total	$1,665,617	$1,741,797	$347,531	$339,136

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
(3)The underlying 0.5 gigawatt portfolio consists of 5 projects across the Pennsylvania–New Jersey–Maryland Interconnection and the Southwest Power Pool regions, of which 100% is solar capacity.
(4)Represents common equity investment in an entity holding a ~40% interest in the Central Penn Line, a fully contracted natural gas pipeline transporting gas from Northeast to Southeastern Pennsylvania via the Transco system. The pipeline spans 178 miles and has a total capacity of 3,380 MMcf/d, with ~1,332 MMcf/d net to Meade, under long-term triple net leases through 2042. Redwood Meade Midstream MPC, LLC is a holding company that structurally owns a minority interest in Meade Pipeline Co LLC. Redwood Meade Midstream MPC, LLC is a holding company that structurally owns a minority interest in Meade Pipeline Co LLC.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024 were as follows ($ in thousands):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Total income	$22,221	$79	$37,296	$79
Net expenses	17,391	758	34,803	758
Net investment income before income taxes	4,830	(679)	2,493	(679)
Income tax expense	9,336	—	17,325	—
Net investment loss	(4,506)	(679)	(14,832)	(679)
Net realized and unrealized gains on investments and derivatives	36,519	151	74,234	151
Net increase / (decrease) in stockholders’ equity resulting from operations	$32,013	$(528)	$59,402	$(528)

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Income

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Income:
Distribution income	$16,063	$—	$26,881	$—
Interest income	6,158	79	10,415	79
Total income	$22,221	$79	$37,296	$79

For the three months ended September 30, 2025, distribution income was $16.1 million, an increase of $16.1 million from $0 for the comparable period in 2024 due to the increase in the portfolio of cash yielding investments. For the three months ended September 30, 2025, interest income was $6.2 million, an increase of $6.1 million from $0.1 million in the comparable period in 2024 due to increases in the average bank balances and the building of a liquid credit portfolio in 2025.

For the nine months ended September 30, 2025, distribution income was $26.9 million, an increase of $26.9 million from $0 for the comparable period in 2024 due to the increase in the portfolio of cash yielding investments. For the nine months ended September 30, 2025, interest income was $10.4 million, an increase of $10.3 million from $0.1 million in the comparable period in 2024 due to increases in the average bank balances and building a liquid credit portfolio in 2025.

For the three and nine months ended September 30, 2025, we received $19.1 million and $36.4 million, respectively, of distributions from investments, of which $3.0 million and $9.5 million, respectively, were classified as a return of capital.

Operating Expenses

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Expenses:
Interest expense	$7,866	$758	$17,037	$758
Organizational expenses (Note 6)	2	415	37	2,465
Administration fees	704	$545	$2,202	$545
Capital gains incentive fee	3,334	—	8,049	—
Management fees	4,052	162	7,585	162
Offering expense	1,067	148	3,271	148
Income based fee	1,593	—	1,593	—
Other operating expenses	1,780	123	3,775	123
Total expenses	20,398	2,151	43,549	4,201
Less: Expense support (Note 3)	(3,007)	(1,231)	(8,583)	(3,281)
Less: Management fee waiver (Note 3)	—	(162)	(163)	(162)
Net expenses	17,391	758	34,803	758
Net investment income before income taxes	4,830	(679)	2,493	(679)
Income tax expense	9,336	—	17,325	—
Net investment loss	$(4,506)	$(679)	$(14,832)	$(679)

For the three months ended September 30, 2025, interest expense was $7.9 million, an increase of $7.1 million from $0.8 million for the comparable period in 2024 due to the addition of the Aspen Credit Agreement, ACI Portfolio Aggregator Credit Agreement and Tango Credit Agreement during 2025. For the three months ended September 30, 2025, capital gains incentive fee was $3.3 million, an increase of $3.3 million from $0 for the comparable period in 2024 due to the net unrealized gains on the Fund’s investments in the current period. For the three months ended September 30, 2025, management fees were $4.1 million, an increase of $3.9 million from $0.2 million for the comparable period in 2024 due to the increase in equity, mainly driven by capital shareholder contributions during the current period. For the three months ended September 30, 2025, income tax expense was $9.3 million, an increase of $9.3 million from $0 for the comparable period in 2024 due to the increase in income and net unrealized and realized gains in the current period.

For the nine months ended September 30, 2025, interest expense was $17.0 million, an increase of $16.3 million from $0.8 million for the comparable period in 2024 due to the addition of the Aspen Credit Agreement, ACI Portfolio Aggregator Credit Agreement and Tango Credit Agreement during 2025. For the nine months ended September 30, 2025, capital gains incentive fee was $8.0 million, an increase of $8.0 million from $0 for the comparable period in 2024 due to the net unrealized gains on the Fund’s investments in the current period. For the nine months ended September 30, 2025, management fees were $7.6 million, an increase of $7.4 million from $0.2 million for the comparable period in 2024 due to the increase in equity, mainly driven by shareholder capital contributions during the current period. For the nine months ended September 30, 2025, income tax expense was $17.3 million, an increase of $17.3 million from $0 for the comparable period in 2024 due to the increase in income and net unrealized gains in the period.

Unrealized and Realized Gains / (Losses) on Investments and Derivatives

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 7, 2024 (inception) to September 30, 2024
Unrealized Gains / (Losses) On Investment And Derivatives:
Net realized gains / (losses):
Investments	$(93)	$—	$(253)	$—
Derivatives	454	—	1,778	—
Net realized gains	361	—	1,525	—
Net unrealized gains / (losses):
Investments	41,874	—	84,576	—
Derivatives	(5,716)	151	(11,867)	151
Net unrealized gains	36,158	151	72,709	151
Net realized and unrealized gains on investments and derivatives	36,519	151	74,234	151

For the three months ended September 30, 2025, net unrealized gains on investments were $41.9 million, an increase of $41.9 million from $0 for the comparable period in 2024 due to the net increase in fair value of the portfolio’s investments. For the three months ended September 30, 2025, unrealized loss on derivatives were $5.7 million, a decrease of $5.9 million from $0.2 million for the comparable period in 2024 due to fluctuations in market interest rates which impacted the value of the interest rate swaps.

For the nine months ended September 30, 2025, unrealized gains on investments were $84.6 million, an increase of $84.6 million from $0 for the comparable period in 2024 due to the net increase in fair value of the portfolio’s investments. For the nine months ended September 30, 2025, unrealized loss on derivatives were $11.9 million, a decrease of $12.0 million from $0.2 million for the comparable period in 2024 due to the fluctuations in market interest rates which impacted the value of the interest rate swaps.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per Share equal to the then-current net asset value (“NAV”) per Share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $202.4 million of immediate liquidity as of September 30, 2025, comprised of cash and cash equivalents. In addition to our immediate liquidity, as of September 30, 2025, we had approximately $485.5 million available for borrowing through our credit arrangements.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2025, we had $444.5 million in total aggregate principal debt outstanding, $1,967.4 million of Total Assets, $73.7 million of liabilities (other than indebtedness) and our asset coverage ratio was 426%.

We have commenced a Share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our board of trustees, up to 5% of our Shares outstanding in each quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of our Shares or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Equity Capital Activities

The Fund holds monthly closings for its Private Offering, in connection with which the Fund will issue Shares to investors for immediate cash investment. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the 1933 Act. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

The following table summarizes transactions in the Fund’s Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine months ended September 30, 2025
	Shares	Amount	Shares	Amount
Shares sold	25,697,617	$639,948	51,893,275	$1,294,757
Distributions reinvested	282,410	7,021	529,239	$13,184
Repurchases	(469,801)	(11,662)	(469,801)	(11,662)

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The following table summarizes each month-end NAV per Share for the nine months ended September 30, 2025:

For the months ended	NAV per share
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275
April 30, 2025	24.8195
May 31, 2025	24.9464
June 30, 2025	24.9490
July 31, 2025	24.8587
August 31, 2025	24.8316
September 30, 2025	24.9088

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

The following table presents our distributions that were declared and payable for the nine months ended September 30, 2025 ($ in thousands, except per Share amount):

Declaration Date	Record Date	Payment Date	Distribution Per Class I Share	Distribution Amount
January 16, 2025	January 31, 2025	February 21, 2025	$0.2250	$1,414
January 16, 2025	February 28, 2025	March 25, 2025	0.2250	4,809
January 16, 2025	March 31, 2025	April 23, 2025	0.2250	5,132
March 13, 2025	April 30, 2025	May 22, 2025	0.2110	5,526
March 13, 2025	May 31, 2025	June 25, 2025	0.2110	6,078
March 13, 2025	June 30, 2025	July 23, 2025	0.2110	6,792
May 14, 2025	July 31, 2025	August 22, 2025	0.2110	9,988
May 14, 2025	August 29, 2025	September 24, 2025	0.2110	10,944
May 14, 2025	September 30, 2025	October 23, 2025	0.2110	12,276

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund reinvests cash distributions declared by the Fund on behalf of the Fund’s shareholders unless such shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and the Fund declares, a cash distribution, then the Fund’s shareholders who have not opted out of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account. The purchase price for Shares issued under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per Share for such Shares at the time the distribution is payable.

Share Repurchase Program

We have commenced a Share repurchase program (the “Share Repurchase Program”) pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material.

In accordance with the Share Repurchase Program, Shares repurchased in our tender offer completed during the three months ended September 30, 2025 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that we deducted 2.00% from such NAV for Shares that were not outstanding for at least one year (the “Early Repurchase Deduction”).

The plan adopted by us pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Shares (the “Multiple Class Plan”) provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to Shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) due to trade or operational errors; (iii) submitted by discretionary model portfolio management programs (and similar arrangements); (iv) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (v) in the event that a shareholder’s Shares are repurchased because the shareholder has failed to maintain a minimum account balance. The Early Repurchase Deduction is retained by us for the benefit of remaining shareholders.

The following table presents the Share repurchase completed during the three months ended September 30, 2025 (dollar amounts in thousands except per Share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
August 31, 2025	469,801	0.99%	September 19, 2025	24.8316	$11,662	—
(1) Percentage is based on total Shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.
(2) Amount shown net of the Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.

Credit Agreements

The following table summarizes the average outstanding amount and rate for each of the Fund’s credit agreements for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and for the period from May 7, 2024 (inception) to September 30, 2024:

	For the three months ended September 30, 2025		For the three months ended September 30, 2024		For the nine months ended September 30, 2025		For the period from May 7, 2024 (inception) to September 30, 2024
	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate
Denali Credit Agreement	$210,198	6.37%	$46,196	1.57%	$211,429	6.36%	$28,912	0.98%
Aspen Credit Agreement	50,000	6.12%	—	—%	36,813	4.50%	—	—%
ACI Portfolio Aggregator Credit Agreement	—	—%	—	—%	—	—%	—	—%
Tango Credit Agreement	130,530	4.14%	—	—%	43,988	1.39%	—	—%
BNP Funding Facility	—	—%	0	—%	—	—%	—	—%
Total for all Loans	$390,728	5.54%	$46,196	1.57%	$292,230	4.08%	$28,912	0.98%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit

Agreement is related to ACI Denali’s investment in a portfolio company and includes a $209.7 million term loan (the “Denali Term Loan”), and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make interest payments quarterly, which payments began in February 2025. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Aspen Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $228.1 million delayed draw term loan (the “Aspen Term Loan”), of which $50.0 million was drawn as of September 30, 2025, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make interest payments quarterly, which payments began in August 2025. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years.

The Aspen Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Aspen Borrower, and (b) all tangible and intangible assets of the Aspen Borrower. Under the Aspen Credit Agreement, the Aspen Borrower and the Aspen Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Aspen Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Aspen Borrower, the Aspen Credit Agreement is non-recourse to any upstream affiliate of the Aspen Borrower, including the Fund.

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million (each borrowing thereunder, the “ACI Portfolio Aggregator Loans”). There were no borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of September 30, 2025.

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

All obligations under the ACI Portfolio Aggregator Credit Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, (i) all membership interests of ACI Portfolio Aggregator owned by the Fund, including all proceeds thereof, and (ii) a certain collateral account of ACI Portfolio Aggregator, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions. Other than with respect to the pledge of the equity interests of the ACI Portfolio Aggregator, the ACI Portfolio Aggregator Credit Agreement is otherwise non-recourse to any upstream affiliate of ACI Portfolio Aggregator, including the Fund.

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango’s investment in a portfolio company of the Fund and includes a $334.8 million delayed draw term loan (the “Tango Term Loan Facility”), of which $184.8 million was drawn as of September 30, 2025, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”). Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make interest payments quarterly beginning on November 7, 2025. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

In connection with the Tango Term Loan Facility, ACI Tango entered into interest rate swaps with CIBC, Société Générale S.A. (“Société Générale”) and NatWest to exchange the SOFR rate in the Tango Term Loan Facility with a fixed rate for 75% of the outstanding borrowings under the Tango Term Loan Facility. The all-in fixed rate is 4.158%. The interest rate swaps have a mandatory termination date on July 28, 2030.

BNP Funding Facility and Contribution Agreement

On September 23, 2025, the Fund entered into a Revolving Credit and Security Agreement (the “BNP Funding Facility”) with ACI Liquid Aggregator SPV, LLC, a wholly owned subsidiary of the Fund, as borrower (the “BNP Borrower”), the Fund, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, that (i) provides a facility amount of $200 million and (ii) has a reinvestment period ending on September 23, 2027 and a final maturity date of March 23, 2028. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which the Fund will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP

Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were no borrowings drawn on the BNP Funding Facility as of September 30, 2025.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions.

Pioneer Credit Agreement

See “Recent Developments” for a subsequent event relating to the Pioneer Credit Agreement (as defined below).

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

Investments

We value our investments in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder, which sets forth requirements for determining fair value in good faith. Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as its “Valuation Designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight by our Board. Investments for which market quotations are readily available will typically be valued at such market quotations. In order to validate market quotations, the Valuation Designee, will review a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity investments that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Adviser, as our Valuation Designee, subject to the Board’s oversight, based on, among other things, the input of the Fund’s independent third-party valuation firm that has been engaged to support the valuation of such portfolio investments by providing positive assurance monthly and an independent valuation at least semiannually (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Fund’s Valuation Designee to perform fair value determinations for investments held by the Fund without readily available market quotations, subject to the oversight of the Board. All investments are recorded at fair value.

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

Investments in our portfolio that do not have readily available market quotations (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our Valuation Designee, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotations, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Recent Developments

October Capital Raise

On October 1, 2025, the Fund issued and sold approximately 7.3 million Shares (consisting of 7,200,956 Class I Shares and 127,064 Class S Shares at an offering price of $24.9088 per Share for each class), and received approximately $182.5 million as payment for such Shares.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund”, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes a $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $226.0 million was drawn as of October 3, 2025, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”).

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% on October 3, 2028 and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. The Pioneer Borrower will make amortization and interest payments quarterly beginning January 8, 2026, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

The Pioneer DSR LC Facility provides letters of credit or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Pioneer Credit Agreement. An LC commitment fee is due in respect of unused LC commitments in an amount of 0.50% multiplied by the average unused daily LC commitments. LC fees follow the applicable margin of the Pioneer Term Loan, payable quarterly in arrears, at an amount equal to 1.50% annually multiplied by the stated amount of the LC, with a 0.125% step up after three years.

The Pioneer Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Pioneer Borrower, (b) all of the equity interests of Pioneer JV Holdings, LLC, a portfolio investment of the Fund, owned by the Pioneer Borrower and (c) all tangible and intangible assets of the Pioneer Borrower and the equity interests of the Pioneer Borrower owned by the Pioneer Pledgor. Under the Pioneer Credit Agreement, the Pioneer Borrower and the Pioneer Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Pioneer Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Pioneer Borrower, the Pioneer Credit Agreement is non-recourse to any upstream affiliate of the Pioneer Borrower, including the Fund.

In connection with the Pioneer Term Loan, the Pioneer Borrower entered into interest rate swaps with Natixis and Société Générale to exchange the SOFR rate in the Pioneer Term Loan with a fixed rate for 75% of the outstanding borrowings under the Pioneer Term Loan. The all-in fixed rates are 3.875% and 3.884% for the interest rate swaps with Natixis and Société Générale, respectively. The interest rate swaps have a mandatory termination date on October 3, 2030.

November Capital Raise

On November 3, 2025, the Fund agreed to sell Class I Shares, Class D Shares and Class S Shares for an aggregate purchase price of $245.1 million. The purchase price per Share will equal the Fund’s NAV per Share of such class as of the last calendar day of October 2025, which is generally expected to be available within 20 business days after November 1, 2025.

No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although the Fund does not charge investors an upfront sales load (an “Upfront Sales Load”) with respect to its Shares, if Class S Shares are purchased through certain selling agents, such selling agents may directly charge shareholders an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S Shares. No Upfront Sales Loads may be charged on Class I Shares. The issuance of the Shares is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, by Rule 506(b) of Regulation D promulgated thereunder and/or Regulation S promulgated thereunder.

As of October 31, 2025, the Fund had 65,640,462 Class I Shares, 124,655 Class S Shares outstanding and no Class D or Class N Shares of beneficial interest outstanding.

Distributions

As previously disclosed, on May 14, 2025 the Fund announced the declaration of regular monthly gross distributions for September, on August 8, 2025, the Fund announced the declaration of regular monthly distributions for October, November and December 2025 and on November 7, 2025, the Fund announced the declaration of regular monthly distributions for January, February, and March 2026, in each case for its Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date	Class I	Class D	Class N	Class S
September 30, 2025	October 23, 2025	$0.2110	$0.2110	$0.2110	$0.2110
October 31, 2025	November 21, 2025	0.2083	0.2083	0.2083	0.2083
November 28, 2025	December 24, 2025	0.2083	0.2083	0.2083	0.2083
December 31, 2025	January 23, 2026	0.2083	0.2083	0.2083	0.2083
January 30, 2025	February 23, 2026	0.2083	0.2083	0.2083	0.2083
February 27, 2026	March 25, 2026	0.2083	0.2083	0.2083	0.2083
March 31, 2026	April 23, 2026	0.2083	0.2083	0.2083	0.2083

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions to be received by shareholders of the Class D Shares, Class N Shares and Class S Shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class as of their respective record dates. Class I Shares have no shareholder servicing and/or distribution fees. As of November 7, 2025, there are no Class D Shares or Class N Shares outstanding.

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

Interest Rate Risk

In addition to other sources of financings, the Fund uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. Interest rate changes on the variable portion of the Fund’s consolidated variable-rate debt could impact the Fund’s future earnings and cash flows, but would not necessarily affect the fair value of such debt. The Fund manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2025, would increase the Fund’s annual interest expense by approximately $0.2 million, including the effects of the Fund’s interest rate swaps. In addition, the Fund has invested in first lien senior secured loans with a fair value of approximately $171.8 million, which can offset the interest rate risk associated with the Fund’s variable interest rate borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the 1934 Act) during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on July 8, 2025, July 22, 2025, August 7, 2025, August 20, 2025, September 8, 2025 and September 22, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

November Subscriptions

On November 3, 2025, the Fund agreed to sell Class I Shares, Class D Shares and Class S Shares for an aggregate purchase price of $245.1 million. The purchase price per Share will equal the Fund's NAV per Share of such class as of the last calendar day of October 2025, which is generally expected to be available within 20 business days after November 1, 2025. See “Recent Developments” in Item 2 for more information.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
10.1*	Form of Selected Dealer Agreement
10.2	Amended and Restated Investment Advisory and Management Agreement, effective as of September 29, 2025, by and between Ares Core Infrastructure Fund and Ares Capital Management II LLC (incorporated by reference to Exhibit 10.2 to the Fund’s Form 8-K, filed with the SEC on October 7, 2025)
10.3	Revolving Credit Agreement, dated as of September 23, 2025, among ACI Liquid Aggregator SPV, LLC, as borrower, BNP Paribas, as administrative agent, Ares Core Infrastructure Fund, as servicer and collateral agent and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K, filed with the SEC on September 29, 2025).
10.4	Contribution Agreement, dated as of September 23, 2025, among Ares Core Infrastructure Fund, as transferor, and ACI Liquid Aggregator SPV, LLC, as transferee (incorporated by reference to Exhibit 10.2 to the Fund’s Form 8-K, filed with the SEC on September 29, 2025).
10.5	Credit Agreement, dated as of July 28, 2025, by and among ACI Tango Member, LLC, as borrower, ACI Tango Holdings, LLC, as pledgor, Canadian Imperial Bank of Commerce, New York Branch, as administrative agent, U.S. Bank National Association, as collateral agent, and the lenders and DSR LC Issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Fund’s Form 8-K, filed with the SEC on August 1, 2025)
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES CORE INFRASTRUCTURE FUND

Dated: November 7, 2025	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: November 7, 2025	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: November 7, 2025	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer