Form 10-K
period 2025-12-31
Ares Core Infrastructure Fund
filed 2026-03-05
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 2, 2026, there was no established public market for the registrant’s Common Shares of Beneficial Interest, par value $0.01 per share (the “Shares”).
The number of Shares outstanding on March 2, 2026 was 111,622,542, consisting of 106,940,034, 26,510, 0, and 4,655,998 of Class I, Class D, Class N and Class S common shares, respectively. Shares outstanding on March 2, 2026 exclude March subscriptions since the issuance price is not yet finalized at this time.

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

We are externally managed by Ares Capital Management II LLC (“Ares Capital Management II” or our “Adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to the amended and restated investment advisory and management agreement between us and the Adviser (as may be amended or amended and restated from time to time, (the “Investment Advisory Agreement”)). Ares Operations LLC (“Ares Operations” or our “Administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Our initial shareholders and our board of trustees (the “Board”) have approved a proposal that allows us to reduce our asset coverage ratio to 150%, which became effective on December 2, 2024. We have used and intend to continue using leverage in the form of borrowings, including loans from certain financial institutions, including the Revolving Credit Facilities (as defined below) and the Investment Credit Facilities (as defined below) and any potential borrowings under any future credit facilities and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

To seek to achieve our investment objective, our Adviser leverages the experience, talent and extensive network of relationships of its personnel, including Ares’ infrastructure opportunities team, which utilizes local sourcing capabilities and sector experience to seek to originate and manage diverse investments in private infrastructure assets. There are no assurances that we will achieve our investment objective.

We have elected to be treated as an association taxable as a corporation for U.S. federal, state and local income tax purposes. Accordingly, we are subject to U.S. federal income tax on our net income at the rates applicable to corporations without deduction for any distributions to the investors. Our administrative and executive offices are located at 245 Park Avenue, 44th Floor, New York, NY 10167.

On August 9, 2024, Ares Management LLC purchased 1,000 shares of our common shares of beneficial interest (the “Shares”) at $25.00 per Share as our sole initial shareholder. We commenced operations on August 28, 2024.

Prior to the BDC Election, we operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. As a private fund, we held closings from time to time, to investors who are (i) “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act. At each such closing, each investor made a capital commitment to purchase Shares pursuant to a subscription agreement entered into with us. Investors were required to fund drawdowns to purchase Shares up to the amount of their respective capital commitment (“Capital Commitment”) on an as-needed basis each time we deliver a drawdown notice. As of the date of this report, no Capital Commitments remain outstanding.

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

On April 8, 2025, we received exemptive relief from the Securities and Exchange Commission (the “SEC”) that permits us to offer to sell multiple classes of our Shares with varying sales loads and to impose asset-based and/or distribution fees and early withdrawal fees, as applicable.

On May 14, 2025, in reliance on such exemptive relief, the Board adopted a Multi-Class Plan (the “Multi-Class Plan”) in accordance with Rule 18f-3 under the 1940 Act and a distribution and shareholder servicing plan (the “Distribution and Shareholder Servicing Plan”). In connection with the approval of the Multi-Class Plan, on May 14, 2025, the Board established four classes of Shares: Class D common shares of beneficial interest (“Class D Shares”), Class N common shares of beneficial interest (“Class N Shares”), Class S common shares of beneficial interest (“Class S Shares”) and Class I common shares of beneficial interest (“Class I Shares”), and reclassified all existing Shares as Class I Shares. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Shares has the same economics and voting rights. While an investment in any class of Shares represents an investment in the same assets of us, the purchase restrictions and ongoing fees and expenses for each Share class are different.

Although we do not charge investors an upfront sales load (an “Upfront Sales Load”) with respect to our Shares, if Class D Shares, Class N Shares or Class S Shares are purchased through certain selling agents, holders of our Shares (the “Shareholders”) may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on our monthly net asset value (“NAV”) for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent. No Upfront Sales Loads may be charged on Class I Shares.

Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2025, Ares had over 4,250 employees in over 55 offices in more than 25 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, real assets, secondaries and private equity is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Real Assets Group

Our Adviser benefits from the broad skillset and knowledge of Ares’ infrastructure opportunities team, as further described below in “Ares’ Infrastructure Opportunities Team.” In addition, our Adviser leverages Ares’ investment platform, including the Ares Real Assets Group. The Ares Real Assets Group manages equity and debt strategies across real estate and infrastructure investments, with approximately $139.1 billion of AUM as of December 31, 2025. The group provides investors with access to its capabilities through several vehicles, including real estate investment trusts (“REITs”), private commingled real assets equity and debt funds, and real assets equity and debt separately managed accounts.

Infrastructure Strategies: With over 130 infrastructure investment professionals across nine offices in the U.S., Europe, Asia and Australia, Ares believes it is one of the largest and most experienced infrastructure investors globally with its infrastructure teams managing approximately $25.3 billion of AUM as of December 31, 2025. Our Adviser leverages its long-tenured global infrastructure team that seeks to utilize its strong local sourcing capabilities and extensive sector experience to originate and manage diverse, high-quality infrastructure investments across the globe. Ares’ infrastructure strategies are driven by three internal investment teams, which are comprised of investment professionals from Ares’ infrastructure opportunities, infrastructure debt and digital infrastructure teams. Ares’ infrastructure investment teams have specialized experience across the capital structure with diversified experience spanning the climate, digital, energy, transportation and utility industries. Ares believes that the teams benefit from scale-advantages, enhanced sourcing networks and each other’s structuring and execution capabilities.

Real Estate Strategies: Our Adviser leverages the Ares real estate team, which manages public and private equity and debt strategies, with approximately $113.8 billion of AUM as of December 31, 2025. In each strategy, the Ares real estate team differentiates itself through its cycle-tested leadership, demonstrated performance(1) across market cycles, access to real-time property market and corporate trends, and proven ability to create value through a disciplined investment process. The real estate equity team focuses on core/core-plus, value-add and opportunistic investing across major and adjacent property types, with specialized experience within the industrial sector through its in-house, vertically integrated industrial operating platform. The real estate debt team focuses on directly originating a wide range of real estate financing opportunities in the U.S. and Europe.

In addition to the primary business platforms, Ares has an experienced team of support professionals in investor relations, marketing, accounting, finance, legal, compliance, operations, technology, human resources and administration that our Administrator leverages to provide services to us.

Ares Core Competencies

Ares was built upon the fundamental principle that each group benefits from being part of the broader platform. Ares believes the synergies resulting from collaboration across the platforms provide its professionals with more informed decision-making capabilities as a result of shared industry experience, management relationships, and market insights, access to significant deal flow and a broader opportunity set, and the ability to assess relative value. Since Ares’ inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares strives to maintain a consistent and credit-quality focused approach targeting well-structured investments in franchise businesses and real assets.

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

(1)Past performance is not indicative of future results.

Comprehensive Multi-Asset Class Experience and Flexible Capital. Ares believes its proficiency at evaluating every level of the capital structure, from senior debt to common equity, across companies, structured assets, infrastructure and energy assets, and real estate projects enables it to effectively assess relative value. This proficiency is complemented by Ares’ flexibility in deploying capital in a range of structures and different market environments in an effort to maximize risk adjusted returns.

Differentiated Market Intelligence. Ares’ propriety research on over 55 industries and insights from a broad, global investment portfolio enables Ares to more effectively diligence and structure its products and investments.

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

Ares’ Infrastructure Opportunities Team

In 2015, Ares established a dedicated infrastructure team through the strategic acquisition of Energy Investors Funds (“EIF”), a leading asset manager in the infrastructure and power industry with approximately $4.0 billion of assets under management at the time. EIF was founded in 1987 as one of the first private equity fund managers focused on the U.S. independent power industry. EIF complemented Ares’ existing infrastructure and power portfolio, which was comprised of approximately $3.0 billion across its liquid credit, direct lending, and private equity groups at the time of the acquisition, the majority of which was through Ares’ power generation credit team that was started in 2011. As a part of Ares’ initial acquisition strategy, and to leverage the broader benefits of the Ares platform, Ares restructured and combined the infrastructure equity and power generation credit teams to create the combined infrastructure opportunities team that is able to invest with a flexible approach, expand existing relationships, and leverage the collective multi-sector knowledge of Ares’ investment teams.

Ares’ infrastructure opportunities team, which is part of our Adviser’s personnel, is comprised of over 35 investment professionals based in New York and Boston, including four partners who have on average over 25 years of relevant experience. The investment professionals bring a differentiated blend of experience, having previously worked at developers, equipment suppliers, renewable companies, utilities, and commercial and investment banks. Ares’ broad industry skillsets and core capabilities in contract structuring, risk mitigation, financing and governance have established it as a valued partner to developers and management teams. As such, we believe our Adviser’s access to Ares’ proprietary research and its distinctive approach to sourcing and executing deals, along with its infrastructure investing experience, provide us a competitive advantage.

Ares’ infrastructure opportunities team is led by its two Co-Heads: Keith Derman, a Partner based in New York, and Andrew Pike, a Partner based in Boston. Mr. Derman leads the team’s investment activities. He has worked for Ares and EIF (prior to its acquisition by Ares) for a total of 21 years and has approximately 32 years of relevant experience. Mr. Pike leads the team’s asset management activities. He has worked for Ares and EIF (prior to its acquisition by Ares) for a total of 17 years and has approximately 33 years of relevant experience.

Our Adviser

Our investment activities are managed by Ares Capital Management II, an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

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

Market Opportunity

We believe the market environment is favorable to pursue our investment strategy, which primarily focuses on Core Infrastructure Assets, due to long-term, durable market trends that we believe will continue to drive the robust growth of the core infrastructure space (the “Core Infrastructure Sector”). According to McKinsey & Company, an estimated $106 trillion of global infrastructure investment will be needed through 2040 to meet the world’s needs.(2) A large portion of these needs will be for structural changes to the economy that include artificial intelligence (“AI”) adoption, digitalization, electrification, grid modernization, future communications, water sustainability, energy addition and decarbonization. Investment in Core Infrastructure Assets continues to be supported by the catalysts of digitalization and AI adoption, re-industrialization and energy independence, and resurgent power demand that are driving a growing need for new infrastructure. We believe that these structural changes should continue to support the historically attractive opportunity of private infrastructure.

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

Infrastructure project development and construction is highly capital intensive. The inherent capital intensity of the industry poses an obstacle to developers who constantly need additional capital to continue funding new projects. In order to address this ongoing funding need, developers will often pursue a strategy of capital recycling whereby they sell all or a portion of de-risked projects. The assets created by these developers are generally long-lived with a steady cash flow profile, which aligns with the objectives of our investment strategy.

We believe the rapid and accelerating growth of the Core Infrastructure Sector will magnify the need for capital recycling, and that we are well positioned to capitalize on this substantial demand for capital.

Resilient Asset Class Performance

We believe that Core Infrastructure Assets will be resilient throughout economic cycles as these investments provide basic services that are generally insulated from an economic downturn due to their essential nature. In contrast to other types of investments, the operating performance of Core Infrastructure Assets is less driven by market cycles as compared to asset-specific considerations (e.g., wind and solar availability). We focus on investing in de-risked assets that have long-term contracts with creditworthy counterparties such as utilities and corporations, to provide long-term cash flow visibility. In addition, we may invest in assets that are under construction that are protected from any construction-related risks, and seek to create a diversified portfolio across multiple resource regimes, sectors, and end markets to enhance resilient performance.

Inflation Protection

We believe investments in Core Infrastructure Assets can provide resilient performance and compelling risk-adjusted returns in the face of macroeconomic challenges. We believe investments in Core Infrastructure Assets can benefit from implicit inflation protection as some projects have revenues with contractual escalation based on inflation or favorable exposure to commodity prices that are inflation-linked (e.g., power projects have exposure to power prices that are often linked to energy driven inflation).

(2)McKinsey & Company, “The infrastructure moment”, (September 2025)
(3)Data and statistics provided herein were gathered by Ares and do not necessarily represent the experience or investments of any Ares clients, including those with investment objectives and policies similar to ours. It should not be assumed that any investments made by us in the future will be comparable in quality or performance to those described herein, any investment will experience market conditions/economic cycles comparable to those that were prevalent in the time periods referenced in any data or statistics provided herein, or that any investment will otherwise be profitable. In addition, the risk factors contained in Item 1A. Risk Factors—Risks Relating to Our Investments identify the potential risks that could negatively impact our portfolio investments.

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

Ares is a recognized market leader and has won multiple industry awards. We expect to benefit from repeat deal flow from long-standing relationships, creating a steady pipeline of proprietary investment opportunities. Our Adviser leverages Ares’ broad network of industry contacts that it has developed over its long history of investing and through the personal relationships of over 35 investment professionals.

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

(4)Data and statistics provided herein were gathered by Ares and do not necessarily represent the experience or investments of any Ares clients, including those with investment objectives and policies similar to ours. It should not be assumed that any investments made by us in the future will be comparable in quality or performance to those described herein, any investment will experience market conditions/ economic cycles comparable to those that were prevalent in the time periods referenced in any data or statistics provided herein, or that any investment will otherwise be profitable. In addition, the risk factors contained in Item 1A. Risk Factors—Risks Relating to Our Investments identify the potential risks that could negatively impact our portfolio investments.
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

Access to Ares’ Multi-Asset, Synergistic Investment Platform

We believe that our investors will benefit from our Adviser’s ability to access the resources of Ares. As of December 31, 2025, Ares oversaw a portfolio of investments in approximately 2,150 companies, over 1,900 alternative credit investments and over 1,300 properties, over 90 infrastructure assets and over 1,000 limited partnership interests in investment funds across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets. Furthermore, each of Ares’ investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team with extensive experience in evaluating, underwriting and restructuring companies or assets across cycles. We believe that Ares’ scale, widespread resources, brand and extensive network of relationships provide our Adviser with a distinct competitive advantage in sourcing, due diligence and structuring, and monitoring that works to enhance its ability to deliver compelling risk-adjusted returns for investors.

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

The Board is responsible for overseeing our Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our second amended and restated declaration of trust (as such may be further amended from time to time, the “Declaration of Trust”) and amended and restated bylaws (as such may be further amended from time to time, the “Bylaws”) and applicable provisions of state and other laws. Our Adviser keeps the Board well informed as to our Adviser’s activities on our behalf and our investment operations and provides the Board with additional information as the Board may, from time to time, request. Our Board consists of five members, three of whom are not “interested persons” of us or of our Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.

Investment Process Overview

Sourcing Investment Opportunities

We take advantage of the broad network of industry contacts that Ares has developed over its history of investing to source a broad range of investment opportunities. At a high-level, the sourcing process is conducted in a robust, broad and democratic fashion and all investment professionals are encouraged to originate investment opportunities through their relationships, research, conference attendance and networking. We are expected to benefit from the relationships in the sector of senior investment professionals given their tenor in the industry.

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

Tax Deferred. We may focus on assets that are expected to result in distributions to certain U.S. tax-paying Shareholders, being tax advantaged via a deferral of taxes on distributions in the early years of our life, with no to limited expected federal or state income tax obligations at the time of distribution during such early years.

Risk Profile and Diversification. We focus on investments that are relatively de-risked investments and will seek to create a diversified portfolio across multiple resources regimes, sectors, and power markets.

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

Ares, including our Adviser and its affiliates, has adopted an investment allocation policy designed to ensure that all investment opportunities are, to the extent practicable and in accordance with the 1940 Act, allocated among us and other funds managed by the Adviser and certain of its affiliates in a manner that is fair and equitable to each client relative to other clients. Our Adviser’s allocation policy is designed to manage the potential conflicts of interest between our Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including other Ares funds. However, not all conflicts of interest can be expected to be resolved in our favor. There can be no assurance that our Adviser’s efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Our Board monitors how our Adviser resolves these and other conflicts of interest associated with its management services and compensation to ensure they remain appropriate.

In addition, as a BDC, in accordance with the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which in certain circumstances may limit our ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

Our Adviser and certain of our affiliates have received an order from the SEC that permits it and other BDCs and registered closed-end management investment companies managed by Ares and its affiliates to co-invest in portfolio companies with each other and with affiliated investment entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated Ares entities that can rely on the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

Competition

Our competitors include other BDCs, public and private funds, banks, private equity, hedge or infrastructure investment funds, insurance companies, institutional investors, investment banking firms, utilities, independent power producers, project developers, pension funds, private credit platforms and other entities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wide variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. In addition, new competitors frequently enter the markets in which we operate. For more information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

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

Perpetual Life BDC

We are a perpetual-life BDC. We use the term “perpetual-life BDC” to describe a BDC of indefinite duration that does not intend to complete a liquidity event within any specific time period, if at all, and whose common shares are intended to be sold by the BDC monthly on a continuous basis at prices generally equal to the BDC’s monthly NAV per Share. As a perpetual-life BDC, we do not expect to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our Board in which Shareholders will receive cash or shares of a publicly traded company, or a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to our Shareholders. A liquidity event also may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Adviser. A liquidity event involving a merger or sale of all or substantially all of our assets would not require the approval of our Shareholders in accordance with our Declaration of Trust. We do not intend to list our Shares on a national securities exchange.

While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

We have commenced a repurchase program (the “Share Repurchase Program”) pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding in each quarter. Our planned Share Repurchase Program may provide a limited opportunity for you to have your Shares repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased. Our Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. Our Share Repurchase Program has many limitations and should not in any way be viewed as the equivalent of a secondary market. There is no assurance that the Board will exercise its discretion to offer to repurchase our Shares or that there will be sufficient funds available to accommodate all of our Shareholders’ requests for repurchase.

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

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first day of the applicable month. For purposes of the Investment Advisory Agreement, we calculate our net assets as our total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”). Our Adviser waived its right to receive the management fee through the period from our formation through our first monthly closing as a BDC, which occurred on February 3, 2025.

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

Percentage of pre-incentive fee net investment income allocated to incentive fee

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter. Fees payable for any full period are not prorated or adjusted for share issuances or repurchases during the relevant period.

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

Notwithstanding anything to the contrary in the Investment Advisory Agreement, other than the repayment of principal in respect of a loan, distributions received by us in respect of our investments that are treated as a return of capital for GAAP purposes will, without duplication, (i) be treated as income for the purpose of calculating the income portion of the Incentive Fee and (ii) not be taken into account to the extent they would increase the capital gain or decrease the capital loss related to a particular investment for the purposes of calculating the capital gains portion of the Incentive Fee.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter. Fees payable for any full period are not prorated or adjusted for share issuances or repurchases during the relevant period.

We accrued an income based fee of $3.8 million and $0.8 million for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, respectively. The Adviser has chosen to voluntarily waive the $0.8 million income based fee earned in accordance with the Investment Advisory Agreement for the period from May 7, 2024 (inception) to December 31, 2024. This waiver is not subject to recoupment. In accordance with GAAP, we accrued a capital gains incentive fee of $11.2 million and $0.1 million, respectively, for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024. As of December 31, 2025, and 2024, we have accrued a cumulative capital gains incentive fee payable in accordance with GAAP of $11.3 million and $0.1 million, respectively. As of December 31, 2025, and 2024, there was no capital gains incentive fee actually payable under our Investment Advisory Agreement.

Administration Agreement

We are also party to the Administration Agreement, with our Administrator. Keith Derman, as our initial trustee (the “Initial Trustee”) approved our initial Administration Agreement with our Administrator on August 1, 2024. In approving the Administration Agreement, the Initial Trustee considered information with respect to the nature, extent and quality of services to be provided to us by our Administrator, the reasonableness of the estimated costs of the services to be provided by our Administrator, whether we would be able to obtain similar services at cost from other third-party service providers, and the limited potential for additional benefits to be derived by our Administrator and its affiliates as a result of our proposed relationship with our Administrator. On October 9, 2024, the Board of Trustees, including our trustees who are not “interested persons” of us or our Adviser as defined in the 1940 Act (the “Independent Trustees”), approved and ratified the Administration Agreement. Pursuant to the Administration Agreement, our Administrator furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the Administration Agreement, our Administrator also arranges for the services of, and oversees sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other Shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing reports to our Shareholders and reports and other materials required to be filed with the SEC or any other regulatory authority. In addition, our Administrator assists us in determining and publishing our NAV, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our Shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our Administrator’s overhead and other expenses (including travel expenses) incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation, rent, and other expenses of our officers and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

In addition, pursuant to a sub-administration agreement (the “Sub-Administration Agreement”), our Administrator has engaged SEI Global Services, Inc. (“SEI Global”) to act on behalf of our Administrator in the performance of certain administrative services for us. SEI Global will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

For the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, we incurred $2.7 million and $0.7 million, respectively, in administrative fees allocated to us from our Administrator, including certain costs that are reimbursable under the Investment Advisory Agreement or Administration Agreement, all of which have been supported by our Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Independent Trustees or the Shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, our Adviser and our Administrator may terminate the Investment Advisory Agreement or the Administration Agreement, respectively, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

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

•administration fees and expenses, if any, payable under the Administration Agreement and any sub-administration agreements;
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

Expense Support and Conditional Reimbursement Agreement

We are party to an amended and restated expense support and conditional reimbursement agreement (as such may be further amended from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with our Adviser, pursuant to which, among other things, our Adviser may elect to pay certain of the Fund’s expenses on the Fund’s behalf (an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any of our interest expenses or distribution and/or shareholder servicing fees. As of December 31, 2025 and 2024, there was approximately $14.9 million and $3.8 million, respectively, of expenses supported by our Adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement. Any Expense Payment that our Adviser has committed to pay must be paid by our Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to our Adviser or its affiliates.

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

Distributions in cash will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares will be issued under the distribution reinvestment plan as of the first business day of the month following the record date of the distribution. If a Shareholder seeks to terminate its participation in the distribution reinvestment plan, notice of termination must be received in writing by the Plan administrator no later than 30 days prior to the record date fixed by the Board for distribution to Shareholders to be effective for such distribution. Any transfer of Shares by a participant to a non-participant will terminate participation in the distribution reinvestment plan with respect to the transferred Shares. If a participant elects to tender its Shares in full and such full tender is accepted by us, such Shareholder’s participation in the plan will be automatically terminated as of the expiration of the applicable tender offer and any distributions due to such Shareholder on or after such date will be paid in cash on the scheduled distribution payment date.

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

Leverage

We may from time to time borrow funds to make investments, a practice known as “leverage,” to attempt to increase returns to our Shareholders. With certain limited exceptions, as a BDC, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% (if certain requirements under the 1940 Act are met) after such borrowing. Effective December 2, 2024, our initial Shareholders and Board approved a proposal that allows us to reduce our asset coverage ratio to 150%.

The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. As of March 2, 2026, we had $1,060.8 million in total aggregate principal amount of debt outstanding under our various debt instruments. See “Risk Factors Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” as well as Note 5. Debt to our consolidated financial statements for the year ended December 31, 2025.

Regulation

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, absent relief from the SEC and subject to certain exceptions, we generally cannot co-invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. We, our Adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC, that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with other affiliated entities. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated Ares entities that can rely on the Co-Investment Exemptive Order and have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

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

Under the 1940 Act, we are generally not able to issue and sell our Shares at a price below NAV per share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the current NAV per share of our Shares if we comply with the provisions of Section 63(2) of the 1940 Act, including the requirements that if our Board determines that such sale is in our best interests and the best interests of our Shareholders and our Shareholders approve such sale.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our Shareholders to additional expenses.

In accordance with the 1940 Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing. We are currently allowed to borrow amounts or issue debt securities or preferred shares, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Risk Factors—Risks Relating to Our Business and Structure—We are subject to a 150% asset coverage ratio.”

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

Privacy Principles

We endeavor to maintain the privacy of our recordholders and to safeguard their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information about recordholders of our Shares, although certain of our recordholders’ non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

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

When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. We do not permit use of recordholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

Our service providers, such as our Adviser, Administrator and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required. Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.

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
•The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
•A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.
•We are dependent upon certain key systems and personnel of Ares for our future success and upon their access to other Ares investment professionals.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•We are subject to a 150% asset coverage ratio.
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

General Risks

•Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.
•Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business, financial condition and operating results by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.
•Developments in artificial intelligence could disrupt markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Risks Relating to Our Business and Structure

We have a limited operating history.

We are a closed-end management investment company organized as a Delaware statutory trust that elected to be regulated as a BDC under the 1940 Act. We have a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with newly formed businesses, including the risk that we will not achieve our investment objective and the value of a Shareholder’s investment could decline substantially or become worthless. Further, we are the first privately offered BDC our Adviser has managed. While we believe that the past professional experiences of our Adviser’s investment team, including investment and financial experience of our Adviser’s senior management, will increase the likelihood that our Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

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

Global financial markets have experienced heightened volatility in recent periods and there can be no assurance these market conditions will not occur or worsen in the future, including as a result of economic and political events in or affecting the world's major economies, such as the ongoing war between Russia and Ukraine and continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine, conflicts in the Middle East and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations. See “Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.”

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Shares at a price less than NAV without first obtaining approval for such issuance from our Shareholders and our Independent Trustees.

Volatility and dislocation in the capital markets can create a challenging environment in which to raise or access equity or debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

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

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance any existing or future debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which include a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) and a Revolving Credit and Security Agreement (the “BNP Funding Facility”, and together with the ACI Portfolio Aggregator Credit Agreement, the “Revolving Credit Facilities”), or cash flows from operations. In addition, our wholly-owned subsidiaries have entered credit agreements to fund certain portfolio company investments, including the Denali Credit Agreement (as defined below), the Aspen Credit Agreement (as defined below), and the Tango Credit Agreement (as defined below). We refer to the Denali Credit Agreement, the Aspen Credit Agreement, and the Tango Credit Agreement collectively as the "Investment Credit Facilities." We intend to continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred shares. The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under the Revolving Credit Facilities or the Investment Credit Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% (or 200% if certain requirements under the 1940 Act are not met) after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from making distributions or repurchasing our Shares. In addition, our inability to satisfy this test could cause an event of default under our existing, and any future, indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The 1940 Act may impose restrictions on the structure of any such securitization.

We are not generally able to issue and sell our Shares at a price below net asset value per Share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the current net asset value per share of our Shares if our Board determines that such sale is in our best interests and the best interests of our Shareholders and our Shareholders approve such sale. Any such sale would be dilutive to the net asset value per share of our Shares. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any commission or discount).

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

We operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. We intend to target investments in Infrastructure Assets; therefore, our investments may be focused on relatively few industries. To the extent that we continue to hold large positions in a small number of issuers, or within a particular industry, our NAV may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

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

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Revolving Credit Facilities and Investment Credit Facilities and have issued or assumed other senior securities (including the Investment Credit Facilities), and in the future may borrow from, or issue additional senior securities to banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that will be superior to the claims of our Shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the NAV per Share of our Shares to increase more sharply than it would have had we not incurred leverage.

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

As of December 31, 2025, we had approximately $220.0 million of outstanding borrowings under our Revolving Credit Facilities and approximately $843.2 million in aggregate principal amount outstanding under the Investment Credit Facilities.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2025, we must achieve annual returns on our December 31, 2025 total assets of at least 1.85%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2025 was 6.01%. We intend to continue borrowing under the Revolving Credit Facilities in the future and we may increase the size of the Revolving Credit Facilities or the Investment Credit Facilities or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing and is subject to our compliance with our asset coverage requirement following any such borrowing.

The Revolving Credit Facilities and the Investment Credit Facilities impose financial and operating covenants that restrict our or our subsidiaries’ business activities, including limitations that could hinder our or our subsidiaries’ ability to finance additional loans and investments. A failure to renew the Revolving Credit Facilities or the Investment Credit Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.01% as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $1,063.2 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%:

Assumed return on portfolio (net of expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding return to Shareholders(2)	-19.54%	-11.30%	-3.05%	5.20%	13.45%
(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)In order to compute the “Corresponding return to Shareholders,” the “Assumed return on portfolio” is multiplied by the total value of our assets as of December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.01% by the approximately $1,063.2 million of principal outstanding debt as of December 31, 2025) is subtracted to determine the return available to Shareholders. The return available to Shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding return to Shareholders.”

We are subject to a 150% asset coverage ratio.

In accordance with the 1940 Act, a BDC is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 150% after such borrowing if certain requirements, including obtaining certain approvals, are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because our initial Shareholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, effective December 2, 2024, we are subject to a 150% asset coverage ratio.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Shares to increase more sharply than it would had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay distributions on our Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

In addition to regulatory requirements that restrict our ability to raise capital, the Revolving Credit Facilities and the Investment Credit Facilities contain various covenants that, if not complied with, could accelerate repayment under such credit facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the Revolving Credit Facilities and the Investment Credit Facilities may require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•restrictions on our ability to incur liens; and
•maintenance of a minimum level of Shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Revolving Credit Facilities and the Investment Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with an obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of Shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Revolving Credit Facilities and the Investment Credit Facilities. Failure to comply with these covenants could result in a default under such facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our future investments and our future investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The U.S. Federal Reserve (“Federal Reserve”) decreased the federal funds rate multiple times in 2025. Because we borrow money and may issue debt securities or preferred shares to make investments, our net investment income may be dependent upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred shares and the rate at which we invest these funds. If interest rates rise again, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income. Conversely, if interest rates continue to decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to changes in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risks Relating to Our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

Our portfolio includes equity securities as well as fixed and floating rate investments. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect the NAV of our Shares.

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

A number of entities will compete with us to make the types of investments that we plan to make in Infrastructure Assets. We compete against a number of parties, including other BDCs, public and private funds, banks, private equity, hedge or infrastructure investment funds, insurance companies, institutional investors, investment banking firms, utilities, independent power producers, project developers, pension funds, private credit platforms and other entities. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. In addition, new competitors frequently enter the financing markets in which we operate. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Trustees and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities is an affiliate of ours for the purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for our Adviser between our interests and the interests of such affiliate, in that the ability of our Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our Independent Trustees and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our Adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.

We rely on the Co-Investment Exemptive Order granted to us, our Adviser and certain of our affiliates by the SEC that allows us to engage in co-investment transactions with other affiliated entities managed by our Adviser, subject to certain conditions and requirements. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated entities that have an investment objective similar to ours and can rely on the Co-Investment Exemptive Order. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

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

We will pay a management fee and an incentive fee to our Adviser, and may reimburse our Adviser for certain expenses it incurs. In addition, our Adviser waived its right to receive the management fee for the period prior to our first monthly closing as a BDC. Ares, from time to time, incurs fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as Ares considers fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, Ares will generally pay such fund’s allocable portion of such expense.

Our Adviser’s management fee is based on a percentage of our net assets and, consequently, our Adviser may have conflicts of interest in connection with decisions that could affect our net assets, such as decisions as to whether to incur indebtedness, or to make future investments. As a BDC, we may borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% (or 200% if certain requirements under the 1940 Act are not met) after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

We may recognize income before or without receiving cash representing such income, which may make it difficult for us to pay distributions or result in our paying our Adviser an incentive fee on income where we do not ultimately receive the cash.

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

Since, in certain cases, we may recognize income before or without receiving cash in respect of such income, we may have difficulty paying distributions without selling some of our investments at times we would not consider advantageous, raising additional debt or equity capital or reducing new investment originations.

In addition, our Adviser's incentive fee is computed and paid based on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities. Accordingly, our pre-incentive fee net investment income used for purposes of determining the incentive fee may be calculated on higher amounts of income than we may ultimately realize and that may ultimately be available to be distributed to our Shareholders. For example, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our Adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued income that is never actually received.

The lack of liquidity in our investments may adversely affect our business.

As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, even if we are able to do so, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company. Furthermore, the lack of liquidity of our investments can also make it difficult to determine the fair value of our investments for the purposes of calculating our NAV.

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

Increasing scrutiny from stakeholders and regulators with respect to sustainability - or ESG - matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we do not or are perceived to not act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Moreover, in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, or issued related legal opinions and pursued related investigations and litigation. If investors subject to anti-ESG legislation view our Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our Shares. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of ESG related practices could expose our Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

New and evolving and sometimes conflicting sustainability/ESG regulations and disclosure expectations could increase our compliance costs and expose us to enforcement, litigation, or fundraising constraints.

Certain regulations related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activities. The Action Plan contemplates, among other things: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding ESG in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU). CSRD requires companies to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. CSRD is a novel regime and applicable scoping thresholds, the date of application and the substance of reporting requirements have been subject to a regulatory amendment process and are expected to be subject to further processes to refine the relevant requirements, including subsequent rule making and regulatory clarifications. There can be no assurance that developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change. Infrastructure Assets in particular may face risks associated with climate change, including “transition risks”, such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate- related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the potential physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they may cause, alone or in combination, could also lead to increased costs of insurance. Further, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Additionally, various regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas (“GHG”) emissions may expose Infrastructure Assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, increased disclosure obligations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for Infrastructure Assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an Infrastructure Asset’s relative contribution to GHG emissions). We cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of Infrastructure Assets once undertaken, any of which could have a material adverse effect on our portfolio companies.

We, our executive officers, trustees, and our Adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We, as well as our Adviser and its affiliates, participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, trustees, and our Adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, any leadership changes or reforms at U.S. federal regulatory agencies with oversight over our industry may impose additional costs or result in other limitations on us.

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

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. These risks would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence (with respect to the performance of duties or obligations under the Investment Advisory Agreement), negligence (with respect to the performance of duties or obligations under the administration agreement), or reckless disregard of duties and obligations under the Investment Advisory Agreement or the Administration Agreement, in each case, as applicable, by our Adviser or Administrator, any of their respective members and any of their respective officers, managers, partners, agents, controlling persons, members and any other affiliated persons, or any of our officers or trustees, be borne by us and would reduce our net assets. Our Adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

In recent periods, there has been increased activity by certain activist and other organized groups in opposition to certain investments made by and activities of private funds. Such groups may contact or otherwise seek to engage with government and regulatory bodies and fund investors, including public pension funds, to criticize or challenge certain investments, which could lead to negative publicity that could harm our or our investment adviser's reputation. In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although neither we nor our investment adviser have been involved in those particular defaults and bankruptcies, the negative publicity, press speculation about us and concerns surrounding the private credit industry generally, whether or not valid, could in the future harm our or our Adviser's reputation, heighten scrutiny on our and our Adviser's business, encourage litigation and regulatory inquiries and adversely affect our borrower or investor relationships and fundraising efforts, including by prompting increased repurchase requests from certain fund investors.

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

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisors. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any, effects this may have on our business or the nature of future regulations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. We cannot predict how future tax proposals and changes in U.S. tax laws, rates, regulations or other guidance issued under existing tax laws, might affect us, our business, our Shareholders, or our portfolio companies in the long-term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our business or the business of our portfolio companies or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

In recent periods the U.S. has imposed new tariffs or increased existing tariffs between the U.S. and many other countries, and there has been ongoing discussion and commentary regarding additional potentially significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

In addition, while we deduct operating expenses when calculating our pre-incentive fee net investment income for incentive fee purposes, such operating expenses do not include all categories of expenses that may ultimately impact our income. For instance, if we are subject to corporate-level income taxes that are not included when calculating our operating expenses, our Adviser is not under any obligation to reimburse us for any part of the fees it receives that were based on income prior to accounting for such taxes.

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

Our business is highly dependent on communications and information systems of Ares, the parent of our Adviser and our Administrator. In this Annual Report we sometimes refer to hardware, software, information, communications and artificial intelligence systems or programs maintained by Ares and used by us, our Adviser, and our Administrator as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, our Adviser is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and our Adviser and our Administrator rely heavily on Ares’ financial, accounting and other data processing systems.

In addition, we operate in a business that is highly dependent on information systems and technology. Ares’ and our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the information systems and technology, which may be partially allocated to or borne by us, may increase from its current level, including due to existing and anticipated regulations. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

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

Moreover, in light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and purchasing suitable portfolio companies on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares and the time we use the net proceeds to acquire portfolio companies. We may also from time to time hold cash pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our Shareholders that may be invested in money market funds or other similar temporary investments, each of which is subject to management fees.

If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market funds or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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

Inflation may adversely affect our business, results of operations and financial condition of our portfolio companies.

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

As of December 31, 2025, 82.7% of our total investment portfolio was represented by seven equity investments, the largest of which, Pioneer JV Holdings LLC, a common equity investment, represented 24.7% of our total investment portfolio at fair value. For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity” and “Note 4. Investments” to our consolidated financial statements.

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

We may be subject to commodity price risk, especially on the uncontracted portion of revenues. The operation and cash flows of a portfolio company could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as gas, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of our Adviser or us, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries monetary and fiscal responses to inflationary trends. The continued conflicts and political unrest in the Middle East and the ongoing war between Russia and Ukraine have also caused volatility in the commodities markets.

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

We will seek to own portfolio companies that are assets, businesses or projects that typically have some or all of the following characteristics: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally predictable as a result of being governed by either rate regulation by governmental agencies or by long-term contractual arrangements with creditworthy counterparties, such as governments, municipalities and major companies, which can shield these assets from near-term economic and market trends. Whether and to what extent such characteristics exist with respect to a portfolio company is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with our portfolio companies, but there can be no assurance that perceived or expected mitigating characteristics associated with our portfolio companies (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. It is possible that we will own portfolio companies which operate other types of Infrastructure Assets (including infrastructure-related “opportunistic” acquisitions), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case basis, as our Adviser may determine are appropriate for us in a given context based on prevailing economic and market conditions and other factors deemed relevant by us. There can be no assurance that any perceived benefits of our portfolio companies will be realized and such portfolio companies may not exhibit the forgoing characteristics.

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

Declines in market prices and liquidity in the markets can result in significant reduction in the fair value of our portfolio, which in turn would reduce our NAV.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Adviser, as our Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), subject to the oversight of our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the markets that may affect the price at which similar investments would trade and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its useful life). As a result, volatility in markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of these factors on our portfolio can reduce our NAV (and, as a result our asset coverage calculation). Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our investments may include broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our Adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

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

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

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

We generally do not hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

The incentive fee is computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our Adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued interest that we never actually received. In addition, while we deduct operating expenses when calculating our pre-incentive fee net investment income for incentive fee purposes, such operating expenses do not include all categories of expenses that may ultimately impact our income. For instance, if we are subject to corporate-level income taxes that are not included when calculating our operating expense, our Adviser is not under any obligation to reimburse us for any part of the fees it receives that were based on income prior to accounting for such taxes.

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

We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. The fair value (rather than the notational value) of any derivatives or swaps we enter into will be included in our calculation of gross assets for purposes of calculating the management fee. Additionally, derivatives and swaps will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the incentive fee based on realized capital gains. As a result, any derivatives we enter into that result in realized gains may increase the amount of the fees you will be required to pay us.

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

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the 1940 Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

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

Although we have adopted a Share Repurchase Program, we have discretion to not repurchase Shares, and our Board has the ability to amend, suspend or terminate the Share Repurchase Program.

Our Board may amend, suspend or terminate the Share Repurchase Program at any time in its discretion. You may not be able to sell your Shares at all in the event our Board amends, suspends or terminates the Share Repurchase Program absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Shares requested in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Shares being repurchased without regard to class. The Share Repurchase Program has many limitations and should not be relied upon as a method to sell Shares promptly or at a desired price.

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

Our Shares have limited liquidity.

The Shares are not and will not be registered under the 1933 Act or any other securities laws, nor will they be readily transferable, if at all. Our Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Shares on a national securities exchange. We do not currently intend to list our Shares on a national securities exchange. An investment in us is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in us. Except in limited circumstances for legal or regulatory purposes, our Shareholders are not entitled to redeem their Shares. Shareholders must be prepared to bear the economic risk of an investment in our Shares for an extended period of time. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

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

If we are actively marketed to investors resident or domiciled in, or having their registered office in the EU or the UK, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive (the “AIFMD”).

The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”) and the UK respectively.

To the extent we are actively marketed to investors resident or domiciled in, or having their registered office in, the EEA or the UK: (i) we and our Adviser will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) we and our Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in us incurring additional costs and expenses or may otherwise affect our management and operation; (iii) our Adviser will be required to make detailed information relating to us and our investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain of our activities in relation to EEA or UK portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect our operations generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for us to raise our targeted amount of capital. The European Union is implementing a Directive to amend AIFMD (“AIFMD

II”). AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the alternative investment fund manager (“AIFM”) authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and alternative investment funds established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

Our Adviser is a non-EEA AIFM. Non-EEA AIFMs are expected to be subject to reporting and disclosure requirements under AIFMD II as well as the prohibition in respect of “high risk” jurisdictions for anti-money laundering and tax purposes. The application of other AIFMD II requirements may depend on how far individual Member States elect to apply AIFMD II to non-EEA AIFMs. This may affect our implementation of our strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States.

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

The International Organization of Securities Commissions and the Financial Stability Board have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.

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
•uncertainty regarding U.S. immigration and work permit policies;
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

General Risk Factors

Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.

We are materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control. These conditions may affect the level and volatility of securities prices and the liquidity and value of our investments, and we may not be able to or may choose not to manage our exposure to these conditions. This could in turn have a significant adverse effect on our business, financial condition and results of operations.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries, including on Iran and in connection with hostilities between Russia and Ukraine, conflicts in the Middle East and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the U.S. and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, worsen or spread, our and our portfolio companies’ businesses may be adversely affected both within and outside of the directly affected regions.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the U.S., Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. While weak economic environments have often provided attractive investment opportunities and strong relative investment performance, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market to sustain our businesses and generate attractive risk-adjusted returns over extended periods. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate multiple times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Moreover, many economies outside of the U.S. continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. From time to time, liquidity in the credit markets is reduced, sometimes significantly, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. Any of the foregoing could have a material adverse impact on our business prospects and financial condition.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and our portfolio companies, each of which could adversely affect the businesses of us or such portfolio companies, restrict our investment activities, impede our ability to effectively achieve our investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:

•decreases in the market value of securities, debt instruments or investments held by us;
•illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our investments or otherwise restrict our ability to realize value from our investments, thereby adversely affecting our ability to generate performance or other income; and
•increases in costs or reduced availability of financial instruments that finance our funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Difficult market conditions or volatility or slowdowns affecting a particular asset class, geographic region, industry or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our debt investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

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

Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our or our third party service providers’ hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our Adviser, our Administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyber-attacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Adviser’s employees, our Administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that Ares collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and Ares must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, including in our, our Adviser’s, our Shareholders’, our counterparties or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our Adviser’s employees’, our Administrator’s employees’, their affiliates’ employees’, our investors’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential, personal and other sensitive information, including price information about existing and potential investments. Further, we are dependent on third-party service providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in Ares’ networks and Ares’ and our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support our services. Ares’ and our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

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

Our portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investments or may require applicable portfolio companies to increase preventative security measures or expand insurance coverage.

In addition, cybersecurity is a priority for regulators in the U.S. and around the world. The SEC has adopted cybersecurity disclosure rules for public companies and has adopted amendments to Regulation S-P that require, among other things, written incident response programs, customer notification in certain circumstances and enhanced oversight of service providers. In June 2025, the SEC formally withdrew certain pending proposed rules relating to cybersecurity risk management for investment advisers and certain funds; however, regulators continue to focus on cybersecurity through examinations, enforcement activity and guidance, and future rulemaking could re-emerge. With regulators particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with SEC rules. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. See “Item 1C. Cybersecurity” for additional information regarding our cybersecurity risk management program.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business or our portfolio companies’ financial condition and results of operations.

We, our Adviser and our Administrator use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk and regulatory burdens. In addition, artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber-attacks, including prompt injection attacks, and such attacks may be able to circumvent cybersecurity tools and processes that we or the providers of such tools have in place. To the extent we, our Adviser, our Administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our Adviser or Administrator, or by our portfolio companies. For example, an employee of our Adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our Adviser or Administrator or our portfolio companies may not be able to control how any third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we input is used or disclosed, even where we have contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies adopt artificial intelligence at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, governments and regulators in the U.S. and abroad have proposed, adopted or are considering laws, regulations and guidance governing the development, deployment and use of artificial intelligence systems, including requirements relating to transparency, accountability, data governance, risk management, human oversight, cybersecurity, intellectual property and recordkeeping. For example, the European Union has adopted the EU Artificial Intelligence Act, which applies on a phased basis that began in 2025 and a number of U.S. states have enacted general artificial intelligence laws. These and other developments could increase our compliance costs, restrict our use of artificial intelligence in our business and investment processes, require changes to our policies, procedures, controls and vendor arrangements, and expose us to investigations, enforcement actions, litigation, fines, penalties or reputational harm.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our business and financial performance.

Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and information security to which we may be subject, including, the California Consumer Privacy Act (the “CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations continue to evolve and may conflict with one another, resulting in compliance challenges. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our Adviser and require the dedication of additional time and resources to compliance by us, our Adviser or Ares. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our Adviser’s or Ares’ contractual or other legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes broker-dealers, investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers.

There may be substantial financial penalties or fines for breach of Privacy Laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500 per violation, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business, and compliance may be complicated by conflicting or inconsistent laws and regulations.

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

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our Adviser and our Administrator. Ares Management’s cybersecurity strategy prioritizes the detection and analysis of, and response to, known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

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

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our Adviser and our Administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to the Investment Advisory Agreement and the Administration Agreement with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes Ares Management’s Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Chief Information Officer, Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our Adviser and Administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls and ongoing cybersecurity efforts.

The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

We currently issue four classes of our common shares of beneficial interest: Class I Shares, Class D Shares, Class N Shares and Class S Shares. The Share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Shares has the same economics and voting rights. We do not intend to list our Shares on any securities exchange, and we do not expect a secondary market in our Shares to develop.

Holders

As of March 2, 2026, there were 6,466 holders of record of our Class I Shares, 431 holders of record of our Class S Shares and 2 holders of record of our Class D Shares.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period from May 7, 2024 (inception) to December 31, 2024, we issued capital calls of approximately $156 million for which we issued 6,226,600 Shares. These Shares were issued and sold to investors who are (i) “accredited investors” within the meaning of Regulation D under the of the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act.

During the year ended December 31, 2025, we also issued 77,327,204 Shares for an aggregate purchase price of $1,928.2 million, pursuant to the Private Offering and by calling all remaining capital calls. These Shares were issued and sold to investors who are (i) “accredited investors” within the meaning of Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act, and (ii) “qualified purchasers” as defined under the 1940 Act. In addition, we are engaging in a continuous, unlimited private placement offering of our Shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of Shares issued following December 31, 2025.

We determine NAV for each class of Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The NAV per Share for each class of Shares is determined by dividing the value of total assets attributable to the Class minus liabilities attributable to the Share Class by the total number of each Class of Shares outstanding at the date as of which the determination is made. There were no Class N Shares for the year ended December 31, 2025. The following tables summarize each month-end NAV per share for Class I Shares, Class D Shares and Class S Shares for the year ended December 31, 2025:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$25.0625	$—	$—
February 28, 2025	24.9241	—	—
March 31, 2025	24.9275	—	—
April 30, 2025	24.8195	—	—
May 31, 2025	24.9464	—	—
June 30, 2025	24.9490	—	—
July 31, 2025	24.8587	—	—
August 31, 2025	24.8316	—	—
September 30, 2025	24.9088	—	—
October 31, 2025	24.7974	24.7974	—
November 30, 2025	25.0404	25.0404	25.0404
December 31, 2025	25.0447	25.0447	25.0447

Issuer Purchases of Equity Securities

Share Repurchase Program

We have commenced a Share Repurchase Program pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding in each quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material.

In accordance with the Share Repurchase Program, Shares repurchased in our tender offer completed during the year ended December 31, 2025 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that we deducted 2.00% from such NAV for Shares that were not outstanding for at least one year (the “Early Repurchase Deduction”). For the year ended December 31, 2025, we repurchased and retired 940,379 Class I Shares for a total price of approximately $23.4 million. During the period from May 7, 2024 (inception) to December 31, 2024, there were no repurchases of Shares.

Distributions

We have declared distributions each month beginning December 2024 and we intend to continue making monthly distributions to our Shareholders. Distributions to Shareholders are recorded on the record date. All distributions will be paid at the sole discretion of the Board and will depend on our earnings, financial condition, tax considerations, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The following tables present our distributions that were declared and payable during the year ended December 31, 2025 (dollars in thousands except per share amount) by Share class:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
January 16, 2025	January 31, 2025	February 21, 2025	$0.22500	$1,414
January 16, 2025	February 28, 2025	March 25, 2025	0.22500	4,809
January 16, 2025	March 31, 2025	April 23, 2025	0.22500	5,132
March 13, 2025	April 30, 2025	May 22, 2025	0.21060	5,526
March 13, 2025	May 30, 2025	June 25, 2025	0.21020	6,078
March 13, 2025	June 30, 2025	July 23, 2025	0.20790	6,792
May 14, 2025	July 31, 2025	August 22, 2025	0.21100	9,988
May 14, 2025	August 29, 2025	September 24, 2025	0.21100	10,944
May 14, 2025	September 30, 2025	October 23, 2025	0.21100	12,276
August 08, 2025	October 31, 2025	November 21, 2025	0.20830	13,675
August 08, 2025	November 28, 2025	December 24, 2025	0.20830	15,658
August 08, 2025	December 31, 2025	January 23, 2026	0.20830	17,042
			$2.56160	$109,334

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
August 08, 2025	October 31, 2025	November 21, 2025	$0.19032	$24
August 08, 2025	November 28, 2025	December 24, 2025	0.19098	142
August 08, 2025	December 31, 2025	January 23, 2026	0.19022	340
			$0.57152	$506

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
August 08, 2025	October 31, 2025	November 21, 2025	$—	$—
August 08, 2025	November 28, 2025	December 24, 2025	0.20320	3
August 08, 2025	December 31, 2025	January 23, 2026	0.20298	6
			$0.40618	$9

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we reinvest cash distributions declared by us on behalf of our Shareholders unless such Shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and we declare, a cash distribution, then our Shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Distributions on fractional Shares will be credited to each participating Shareholder’s account. The purchase price for Shares issued under our distribution reinvestment plan will be equal to the most recent available NAV per Share for such Shares at the time the distribution is payable.

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
•fluctuations in global interest rates;
•the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•our ability to recover unrealized losses;
•our ability to deploy any capital raised in our continuous private offering of securities (the “Private Offering”);
•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•our contractual arrangements and relationships with third parties;
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•uncertainty surrounding global financial stability;
•ongoing conflicts in the Middle East and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;
•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economy;
•our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations;
•our ability to successfully complete and integrate any acquisitions;
•the outcome and impact of any litigation or regulatory proceedings;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies; and

•the ability of our Adviser (as defined below) to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors,” and elsewhere in this Annual Report on Form 10-K (the “Annual Report”).

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

Overview

We are an externally managed, closed-end management investment company, formed as a Delaware statutory trust formed on May 7, 2024; we have elected to be regulated as a BDC under the 1940 Act. Prior to the BDC Election, we conducted our investment activities and operations pursuant to the exclusions from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. We commenced operations on August 28, 2024 in connection with the initial closing of our Private Offering.

We elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, we are subject to U.S. federal income tax on its net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors.

In addition, we commenced holding monthly closings for our Private Offering, in connection with which we issue Shares to our investors for immediate cash investment in reliance on exemptions from the registration requirements of the 1933 Act. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Shares on a monthly basis, we also retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the 1940 Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act. In addition, our Adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC permits us and other BDCs and registered closed-end management investment companies managed by Ares Management and its affiliates to co-invest in portfolio companies with each other and with affiliated investment entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order, and our Adviser and our Chief Compliance Officer will provide reporting to our Board. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolio of affiliated Ares Management entities that can rely on the Co-Investment Exemptive Order and have an investment objective similar to ours. We may also otherwise co-

invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

See “Item 1. Business—Overview” for more information on our investment objectives.

Trends Affecting Our Business

Infrastructure investment opportunities in the Core Infrastructure Sector continue to be supported by demand catalysts. Growing AI adoption and digitalization is driving accelerated demand for digital infrastructure such as data centers and the corresponding power infrastructure needed to power them. Re-industrialization and electrification are further fueling power demand growth, and the resurgence in power demand growth has supported elevated contract prices for power generation resources and continued deployment of power generation assets. This dynamic has also benefited existing generation assets, which have generally increased in value. The deployment of new power generation assets is increasingly focused on reliable, baseload generation such as thermal generation and nuclear as part of an “all-of-the-above” power solution. Renewable energy assets continue to represent the majority of new generation supply additions and renewable energy transaction volumes have remained strong.

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
New investment commitments:
Common equity	$2,398,357	$—
Other equity	—	347,854
First lien senior secured loans	786,256	—
Treasuries	198,357	—
Senior subordinated loans	322,500	—
Total new investment commitments	$3,705,470	$347,854

Amount of investments funded: (1)
Common equity	$2,054,112	$—
Other equity	—	347,854
First lien senior secured loans	315,913	—
Treasuries	198,357	—
Senior subordinated loans	93,087	—
Total amount of investments funded	$2,661,469	$347,854

Principal amount of investments sold or repaid:
Common equity	$(4,417)	$—
Other equity	(6,536)	(323)
First lien senior secured loans	(49,846)	—
Treasuries	(198,357)	—
Senior subordinated loans	—	—
Total principal amount of investment sold or repaid	$(259,156)	$(323)
(1)The amount of investments funded in the table excludes purchases of investments during the respective period that had not settled as of the end of the period.

Our investments consisted of the following ($ in thousands):

		As of December 31,
		2025		2024
	Total Underlying Projects (7)	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	15	$340,995	$354,399	$347,531	$339,136
Aspen Equity Holdings, LLC (2)	4	431,267	479,667	—	—
Tango Equity Holdings, LLC (3)	5	492,623	526,684	—	—
Meade Pipeline Co LLC (4)	1	202,888	214,956	—	—
Redwood Meade Midstream MPC, LLC (4)	1	35,459	37,589	—	—
Pioneer JV Holdings LLC (5)	6	731,872	753,613	—	—
Sierra Equity Holdings LLC (6)	1	155,587	155,587	—	—
Senior subordinated loans	N/A	90,449	89,618	—	—
First lien senior secured loans	N/A	507,515	508,273	—	—
Total		$2,988,655	$3,120,386	$347,531	$339,136

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
(5)The underlying 1.0 gigawatt portfolio consists of 6 projects in operation across the Midcontinent Independent System Operator, Electric Reliability Council of Texas, and Western Electricity Coordinating Council, of which 79% is solar and 21% wind capacity.
(6)The project is a 270 MW wind project in the Electric Reliability Council of Texas.
(7)Represents the number of infrastructure projects undertaken by each entity in which we have an equity investment.

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

Expenses

The services of all investment professionals of our Adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. Under the Investment Advisory Agreement, we bear all other costs and expenses of our operations and transactions. See “Note 3. Agreements and Organizational Documents” to our consolidated financial statements for more information on fees and expenses.

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

Results of Operations

Operating results for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024 were as follows ($ in thousands):

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Total income	$75,705	$12,390
Net expenses	59,688	5,151
Net investment income before income taxes	16,017	7,239
Income tax benefit / (expense)	5,854	(1,904)
Net investment income	21,871	5,335
Net realized and unrealized gains on investments and derivatives	95,898	1,195
Net increase in stockholders’ equity resulting from operations	$117,769	$6,530

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Income

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Income:
Distribution income	$55,119	$12,072
Interest income	20,240	318
Other income	346	—
Total income	$75,705	$12,390

For the year ended December 31, 2025, distribution income was $55.1 million, an increase of $43.0 million from $12.1 million for the comparable period in 2024 due to the increase in the portfolio of cash yielding investments. For the year ended December 31, 2025, interest income was $20.2 million, an increase of $19.9 million from $0.3 million in the comparable period in 2024 due to the increase in the average bank balances and building a liquid credit portfolio in 2025.

For the year ended December 31, 2025, we received $66.1 million of distributions from investments, of which $11.0 million was classified as a return of capital.

Operating Expenses

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Expenses:
Interest expense	$30,369	$4,913
Management fees	13,452	653
Income based fee	3,810	752
Capital gains incentive fee	11,195	149
Administration fees	3,567	829
Offering expense	3,974	620
Organizational expenses	37	1,510
Other operating expenses	4,594	904
Total expenses	70,998	10,330
Less: Expense support	(11,147)	(3,774)
Less: Management fee waiver	(163)	(653)
Less: Incentive fee waiver	—	(752)
Net expenses	59,688	5,151
Net investment income before income taxes	16,017	7,239
Income tax benefit / (expense)	5,854	(1,904)
Net investment income	$21,871	$5,335

For the year ended December 31, 2025, interest expense was $30.4 million, an increase of $25.5 million from $4.9 million for the comparable period in 2024 due to the addition of the Aspen Credit Agreement, ACI Portfolio Aggregator Credit Agreement, Tango Credit Agreement, BNP Funding Facility and Pioneer Credit Agreement during 2025.

For the year ended December 31, 2025, management fees were $13.5 million, an increase of $12.8 million from $0.7 million for the comparable period in 2024 due to the increase in equity, mainly driven by Shareholder capital contributed during the current period.

For the year ended December 31, 2025, the capital gains incentive fee accrued in accordance with GAAP was $11.2 million, an increase of $11.1 million from $0.1 million for the comparable period in 2024 primarily due to the net unrealized gains on investments in the current period. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our Investment Advisory Agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2025, there was $11.3 million of capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2025, there was no capital gains incentive fee actually payable under our Investment Advisory Agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2025, for more information on the base management fee, income-based fee and capital gains incentive fee.

Realized and Unrealized Gains / (Losses) on Investments and Derivatives

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Realized and unrealized gains / (losses) on investment and derivatives:
Net realized gains / (losses):
Investments	$(103)	$—
Derivatives	2,251	—
Net realized gains	2,148	—
Net unrealized gains / (losses):
Investments	140,126	(8,395)
Derivatives	(6,506)	9,590
Income tax expense	(39,870)	—
Net unrealized gains	93,750	1,195
Net realized and unrealized gains on investments and derivatives	$95,898	$1,195

For the year ended December 31, 2025, unrealized gains on investments were $140.1 million, an increase of $148.5 million from a loss of $8.4 million for the comparable period in 2024 due to the net increase in fair value of the portfolio’s investments. For the year ended December 31, 2025, unrealized losses on derivatives were $6.5 million, a decrease of $16.1 million from a gain of $9.6 million for the comparable period in 2024 due to the fluctuations in market interest rates which impacted the value of the interest rate swaps. For the year ended December 31, 2025, income tax expense was $39.9 million, an increase from $0 for the comparable period in 2024 primarily due to the net unrealized gains on investments in the current period.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per Share equal to the then-current NAV per Share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $296.5 million of immediate liquidity as of December 31, 2025, comprised of cash and cash equivalents. In addition to our immediate liquidity, as of December 31, 2025, we had approximately $496.2 million available for borrowing through our credit arrangements which are subject to various draw covenants.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2025, we had $1,063.2 million in total aggregate principal debt outstanding, $3,455.0 million of Total Assets, $297,235 million of liabilities (other than indebtedness) and our asset coverage ratio was 297%.

We have commenced a Share repurchase program, pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding in each quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of our Shares or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Equity Capital Activities

We hold monthly closings for our Private Offering, in connection with which we will issue Shares to investors for immediate cash investment. Each of our closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the 1933 Act. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Shares on a monthly basis, we also retain the right, if determined in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons.

The following table summarizes transactions in Shares during the year ended December 31, 2025:

	Year ended December 31, 2025
	Shares (1)	Amount
Class I
Shares sold	75,514,899	$1,883,018
Distributions reinvested	1,015,872	25,313
Repurchases	(940,379)	(23,441)
Net increase	75,590,392	$1,884,890
Class S
Shares sold	1,786,191	$44,561
Distributions reinvested	4,316	108
Repurchases	—	—
Net increase	1,790,507	$44,669
Class D
Shares sold	26,114	$650
Distributions reinvested	131	3
Repurchases	—	—
Net increase	26,245	$653
(1) As of December 31, 2025, there have been no Class N Shares sold.
NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The following table summarizes each month-end NAV per Share for the year ended December 31, 2025:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$25.0625	$—	$—
February 28, 2025	24.9241	—	—
March 31, 2025	24.9275	—	—
April 30, 2025	24.8195	—	—
May 31, 2025	24.9464	—	—
June 30, 2025	24.9490	—	—
July 31, 2025	24.8587	—	—
August 31, 2025	24.8316	—	—
September 30, 2025	24.9088	—	—
October 31, 2025	24.7974	24.7974	—
November 30, 2025	25.0404	25.0404	25.0404
December 31, 2025	25.0447	25.0447	25.0447

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

The following tables present our distributions that were declared and payable for the year ended December 31, 2025 ($ in thousands, except per Share amount):

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
January 16, 2025	January 31, 2025	February 21, 2025	$0.22500	$1,414
January 16, 2025	February 28, 2025	March 25, 2025	0.22500	4,809
January 16, 2025	March 31, 2025	April 23, 2025	0.22500	5,132
March 13, 2025	April 30, 2025	May 22, 2025	0.21060	5,526
March 13, 2025	May 30, 2025	June 25, 2025	0.21020	6,078
March 13, 2025	June 30, 2025	July 23, 2025	0.20790	6,792
May 14, 2025	July 31, 2025	August 22, 2025	0.21100	9,988
May 14, 2025	August 29, 2025	September 24, 2025	0.21100	10,944
May 14, 2025	September 30, 2025	October 23, 2025	0.21100	12,276
August 08, 2025	October 31, 2025	November 21, 2025	0.20830	13,675
August 08, 2025	November 28, 2025	December 24, 2025	0.20830	15,658
August 08, 2025	December 31, 2025	January 23, 2026	0.20830	17,042
			$2.56160	$109,334

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
August 08, 2025	October 31, 2025	November 21, 2025	$0.19032	$24
August 08, 2025	November 28, 2025	December 24, 2025	0.19098	142
August 08, 2025	December 31, 2025	January 23, 2026	0.19022	340
			$0.57152	$506

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
August 08, 2025	October 31, 2025	November 21, 2025	$—	$—
August 08, 2025	November 28, 2025	December 24, 2025	0.20320	3
August 08, 2025	December 31, 2025	January 23, 2026	0.20298	6
			$0.40618	$9

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we reinvest cash distributions declared by us on behalf of our Shareholders unless such Shareholders elect for their distributions not to be automatically reinvested. As a result, if the Board authorizes, and we declare, a cash distribution, then our Shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Distributions on fractional Shares will be credited to each participating Shareholder’s account. The purchase price for Shares issued under our distribution reinvestment plan will be equal to the most recent available NAV per Share for such Shares at the time the distribution is payable.

Share Repurchase Program

We have commenced a Share Repurchase Program pursuant to which we intend to offer to repurchase, at the discretion of our Board, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. We may from time to time seek to retire or repurchase our Shares through cash purchases, as well as retire, cancel or purchase any of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material.

In accordance with the Share Repurchase Program, Shares repurchased in our tender offer completed during the year ended December 31, 2025 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that we deducted 2.00% from such NAV for Shares that were not outstanding for at least one year.

We adopted a plan pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Shares (the “Multiple Class Plan”), which provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to Shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) due to trade or operational errors; (iii) submitted by discretionary model portfolio management programs (and similar arrangements); (iv) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (v) in the event that a Shareholder’s Shares are repurchased because the Shareholder has failed to maintain a minimum account balance. The Early Repurchase Deduction is retained by us for the benefit of remaining Shareholders.

The following table presents the Share repurchases completed during the year ended December 31, 2025 (dollar amounts in thousands except per Share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
August 31, 2025	469,801	0.99%	September 19, 2025	$24.8316	$11,662	—
November 30, 2025	470,578	0.72%	December 19, 2025	$25.0404	$11,779	—

(1) Percentage is based on total Shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.
(2) Amount shown net of the Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.

Credit Agreements

The following table summarizes the average outstanding amount and rate for each of our credit agreements for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

		For the year ended December 31, 2025		For the period from May 7, 2024 (inception) to December 31, 2024
	Maturity Date	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate
Denali Credit Agreement	September 2029	$210,736	6.28%	$99,583	6.82%
Aspen Credit Agreement	March 2030	46,351	5.93%	—	—%
ACI Portfolio Aggregator Credit Agreement	April 2027	5,041	6.61%	—	—%
Tango Credit Agreement	July 2030	79,468	5.68%	—	—%
BNP Funding Facility	March 2028	4,863	4.95%	—	—%
Pioneer Credit Agreement	October 2030	55,726	5.54%	—	—%
Total		$402,185	6.01%	$99,583	6.82%

Denali Credit Agreement

Our indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes a $208.0 million term loan (the “Denali Term Loan”), of which $208.0 million was drawn as of December 31, 2025, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make interest payments quarterly, which payments began in February 2025. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

The Denali Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Denali Co-Borrowers, and (b) all tangible and intangible assets of the Denali Co-Borrowers. Under the Denali Credit Agreement, the Denali Co-Borrowers have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Denali Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Denali Co-Borrowers, the Denali Credit Agreement is non-recourse to any upstream affiliate of the Denali Co-Borrowers, including to us.

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Aspen Pledgor”), each our wholly-owned subsidiary, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in one of our portfolio companies and includes a $224.5 million term loan (the “Aspen Term Loan”), of which $224.5 million was drawn as of December 31, 2025, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make interest payments quarterly, which payments began in August 2025. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years.

The Aspen Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Aspen Borrower, and (b) all tangible and intangible assets of the Aspen Borrower. Under the Aspen Credit Agreement, the Aspen Borrower and the Aspen Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Aspen Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Aspen Borrower, the Aspen Credit Agreement is non-recourse to any upstream affiliate of the Aspen Borrower, including to us.

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, our wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million. There were $20.0 million in borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of December 31, 2025.

Borrowings under the ACI Portfolio Aggregator Credit Agreement may take the form of base rate loans or SOFR loans, at the option of the ACI Portfolio Aggregator. Base rate loans will bear interest at a rate per annum equal to (a) the Base Rate (as defined in the ACI Portfolio Aggregator Credit Agreement), which is subject to a floor of 0.00% per annum, plus (b) an applicable margin of 1.60% per annum. SOFR loans will bear interest at a rate per annum equal to (a) Term SOFR (as defined in the ACI Portfolio Aggregator Credit Agreement) for a period of one, three or six months (as selected by ACI Portfolio Aggregator), subject to a floor of 0.00% per annum, plus (b) an applicable margin of 2.60% per annum. The $20.0 million amount outstanding was drawn as a SOFR loan.

The ACI Portfolio Aggregator Credit Agreement contains various representations and warranties, affirmative covenants, and negative covenants, which are typical for this type of revolving facility.

All obligations under the ACI Portfolio Aggregator Credit Agreement and the other loan documents are secured by a first priority perfected lien on, and security interest in, (i) all membership interests of ACI Portfolio Aggregator owned by us, including all proceeds thereof, and (ii) a certain collateral account of ACI Portfolio Aggregator, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions. Other than with respect to the pledge of the equity interests of the ACI Portfolio Aggregator, the ACI Portfolio Aggregator Credit Agreement is otherwise non-recourse to any upstream affiliate of ACI Portfolio Aggregator, including to us.

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each our wholly-owned subsidiary, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango’s investment in one of our portfolio companies and includes a $334.8 million delayed draw term loan (the “Tango Term Loan Facility”), of which $184.8 million was drawn as of December 31, 2025, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”). Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make interest payments quarterly, which began in November 2025. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

The Tango Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of ACI Tango, (b) all of the equity interests of Tango Holdings, LLC owned by ACI Tango and (c) all tangible and intangible assets of ACI Tango and the equity interests of ACI Tango owned by the ACI Tango Holdings. Under the Tango Credit Agreement, ACI Tango and ACI Tango Holdings, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Tango Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of ACI Tango, the Tango Credit Agreement is non-recourse to any upstream affiliate of ACI Tango, including to us.

BNP Funding Facility and Contribution Agreement

On September 23, 2025, we entered into a Revolving Credit and Security Agreement (the “BNP Funding Facility”) with ACI Liquid Aggregator SPV, LLC, our wholly owned subsidiary, as borrower (the “BNP Borrower”), us, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, that (i) provides a facility amount of $200 million and (ii) has a reinvestment period ending on September 23, 2027. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which we will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, we and the BNP Borrower, as applicable, have made representations and warranties regarding our and their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were $200.0 million in borrowings drawn on the BNP Funding Facility as of December 31, 2025.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions. Other than with respect to the pledge of the equity interests of the BNP Borrower, the BNP Funding Facility is non-recourse to any upstream affiliates of the BNP Borrower, including to us.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC as pledgor (the “Pioneer Pledgor”), each our wholly-owned subsidiary, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in one of our portfolio investments and includes a $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $226.0 million was drawn as of December 31, 2025, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”).

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. The Pioneer Borrower will make interest payments quarterly beginning in January 2026, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

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

The Pioneer Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Pioneer Borrower, (b) all of the equity interests of Pioneer JV Holdings, LLC, one of our portfolio investments, owned by the Pioneer Borrower and (c) all tangible and intangible assets of the Pioneer Borrower and the equity interests of the Pioneer Borrower owned by the Pioneer Pledgor. Under the Pioneer Credit Agreement, the Pioneer Borrower and the Pioneer Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Pioneer Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Pioneer Borrower, the Pioneer Credit Agreement is non-recourse to any upstream affiliate of the Pioneer Borrower, including to us.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this Annual Report. See “Note 2. Significant Accounting Policies” to our consolidated financial statements for more information on our critical accounting policies.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as our Valuation Designee to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight of the Board. All investments are recorded at fair value.

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

Recent Developments

January and February Capital Raise

In our monthly closing for January 2026, we issued and sold 11,395,800 Shares (consisting of 9,860,864 Class I Shares and 1,534,936 Class S Shares at an offering price of $25.0447 per Share for each class), and received approximately $285.4 million as payment for such Shares.

In our monthly closing for February 2026, we issued and sold 16,131,764 Shares (consisting of 14,804,765 Class I Shares and 1,326,999 Class S Shares at an offering price of $25.0263 per Share for each class) and received approximately $403.7 million as payment for such Shares.

March Capital Raise

In our monthly closing for March 2026, we agreed to sell Shares, including Class I Shares and Class S Shares for an aggregate purchase price of $354.2 million. The purchase price per Share will equal our NAV per Share of such class as of the last calendar day of February 2026, which is generally expected to be available within 20 business days after March 1, 2026. No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although we do not charge investors an Upfront Sales Load with respect to its Shares, if Class D Shares, Class N Shares or Class S Shares are purchased through certain selling agents, Shareholders may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. No Upfront Sales Loads may be charged on Class I Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent. The issuance of the Shares is exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) thereof, by Rule 506(b) of Regulation D promulgated thereunder and/or Regulation S promulgated thereunder.

Distributions

On November 7, 2025, we announced the declaration of regular monthly gross distributions for January, February and March 2026 and on March 5, 2026, we announced the declaration of regular monthly distributions for April, May, and June 2026, in each case for its Class I Shares, Class S Shares, Class D Shares and Class N Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
January 30, 2026	February 23, 2026	$0.20830	$0.20830	$0.20830	$0.20830
February 27, 2026	March 25, 2026	0.20830	0.20830	0.20830	0.20830
March 31, 2026	April 23, 2026	0.20830	0.20830	0.20830	0.20830
April 30, 2026	May 21, 2026	0.20830	0.20830	0.20830	0.20830
May 29, 2026	June 24, 2026	0.20830	0.20830	0.20830	0.20830
June 30, 2026	July 23, 2026	0.20830	0.20830	0.20830	0.20830

(1) The distributions on our Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Shares for Shareholders participating in our distribution reinvestment plan. The net distributions to be received by Shareholders of the Class D Shares, Class N Shares and Class S Shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class as of their respective record dates. Class I Shares have no shareholder servicing and/or distribution fees. As of March 2, 2026, there are no Class N Shares outstanding.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations,” “Item 1A. Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation may adversely affect our business, results of operations and financial condition of our portfolio companies.”

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

Interest Rate Risk

In addition to other sources of financings, we use variable rate debt to finance our operations which exposes us to fluctuations in interest rates. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. We manage our exposure to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments” to our consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2025, would increase our annual interest expense by approximately $2.7 million. In addition, we have invested in debt securities with a total fair value of approximately $597.9 million, which can offset the interest rate risk associated with our variable interest rate borrowings.

Item 8. Financial Statements and Supplementary Data

See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Fund. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of fund assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of fund assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Fund's internal control over financial reporting was effective as of December 31, 2025.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

April, May, and June 2026 Distributions

On March 5, 2026, the Fund announced the declaration of regular monthly distributions for April, May and June. The following table presents the regular monthly gross distributions per share that were declared:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class D	Class N	Class S
April 30, 2026	May 21, 2026	$0.2083	$0.2083	$0.2083	$0.2083
May 29, 2026	June 24, 2026	0.2083	0.2083	0.2083	0.2083
June 30, 2026	July 23, 2026	0.2083	0.2083	0.2083	0.2083

(1) The distributions on the Fund's Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund's Shares for Shareholders participating in the Fund’s distribution reinvestment plan.

March Capital Raise

In our monthly closing for March 2026, we agreed to sell Shares, including Class I Shares and Class S Shares for an aggregate purchase price of $354.2 million. The purchase price per Share will equal our NAV per Share of such class as of the last calendar day of February 2026, which is generally expected to be available within 20 business days after March 1, 2026. No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although we do not charge investors an Upfront Sales Load with respect to its Shares, if Class D Shares, Class N Shares or Class S Shares are purchased through certain selling agents, Shareholders may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. No Upfront Sales Loads may be charged on Class I Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent. The issuance of the Shares is exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) thereof, by Rule 506(b) of Regulation D promulgated thereunder and/or Regulation S promulgated thereunder.

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

Trustees

Information regarding our Board is as follows:

Name	Age	Position
Keith Derman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	53	Co-Chief Executive Officer and Trustee
Julie Solomon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48	Trustee
Sandra R. Anceleitz . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	60	Trustee
Ann Torre Bates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	67	Trustee
Andrew Spence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	69	Trustee

Executive Officers and Certain Other Officers Who are Not Trustees

Information regarding our executive officers and certain other officers who are not trustees is as follows:

Name	Age	Position
Steven Porto . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41	Co-Chief Executive Officer
Christina Oh . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	46	Chief Financial Officer and Treasurer
Jay Henning. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50	Chief Accounting Officer
Lisa Morgan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50	Chief Compliance Officer
Noah Ehrenpreis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	43	Vice President and Assistant Secretary
Naseem Sagati Aghili . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44	Vice President
Mohan P. Thomas. . . . .. .. . . . . . . . . . . . . . . . . . . . . . . . . .	54	Vice President

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

Ann Torre Bates. Ann Torre Bates has served as our Trustee since October 2024. Ms. Bates currently dedicates her time serving on the boards of directors of several companies primarily in the financial sector. Ms. Bates currently serves as a director of Ares Capital Corporation and is the chairperson of its audit committee, and she serves as a trustee of Ares Strategic Income Fund and is the chairperson of its audit committee. From 1997 to 2012, Ann Torre Bates was a strategic and financial consultant, principally with respect to corporate finance matters. From 1995 to 1997, Ann Torre Bates served as Executive Vice President, Chief Financial Officer and Treasurer of NHP, Inc., a national real estate services firm. From 1991 to 1995, Ann Torre Bates was Vice President and Treasurer of US Airways, and held various finance positions from 1988 to 1991. She is a director or trustee of 13 investment companies in the Franklin Templeton Group of Mutual Funds. She previously served as a director of Allied Capital Corporation from 2003 to 2010, SLM Corporation from 1997 to 2014, Navient Corporation from 2014 to 2016 and United Natural Foods, Inc. from 2014 to 2023. Ann Torre Bates holds a B.B.A in Accountancy from the University of Notre Dame and an M.B.A. in Finance and Economics from Cornell University. We believe that Ann Torre Bates’ experience serving as a director of other public companies in the financial sector, as well as her past experience as a chief financial officer, provides the Board with valuable knowledge and insight in the financial services sector as well as experience in financial and accounting matters.

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

The Board also performs its risk oversight function and fulfills its risk oversight responsibilities by working with our Chief Compliance Officer to monitor risk in accordance with our policies and procedures. The Chief Compliance Officer will prepare a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures and certain of our service providers. The Chief Compliance Officer’s report, which will be reviewed by and discussed with the Board, will address at a minimum (1) the operation of our compliance policies and procedures and certain of our service providers since the last report; (2) any material changes to such policies and procedures since the last report; (3) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (4) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer reports to the Board on a quarterly basis with respect to material compliance matters and meets separately in executive session with the Independent Trustees periodically, but in no event less than once each year.

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

Oversight of Cybersecurity Risks

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our Adviser and our Administrator. Ares Management’s dedicated internal cybersecurity team is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes Ares Management’s Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Chief Information Officer, Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our Adviser and Administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls and ongoing cybersecurity efforts.

The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

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

Board Diversity

As of March 5, 2026, three trustees identified as female.

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

Ares Management has advised the Fund that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised the Fund that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that its unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests heavily in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) workplace flexibility and (v) philanthropy. As of December 31, 2025, Ares Management had over 4,250 employees operating across North America, South America, Europe, Asia Pacific and the Middle East.

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

(1) $50,000, while our NAV is less than $1.0 billion, $75,000, while our NAV is more than $1.0 billion but less than $2.0 billion and $100,000, while our NAV is more than $2.0 billion. For the year ended December 31, 2025, the annual cash retainer for each of the Independent Trustees was $50,000 for the first two quarters of the year and $75,000 for the second two quarters.

We also reimburse each of the trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a Board meeting.

The following table shows information regarding the compensation earned or actually received by the Fund’s Independent Trustees, none of whom is an employee of the Fund, for service as a trustee for the year ended December 31, 2025. No compensation is paid by the Fund to interested trustees. No information has been provided with respect to executive officers of the Fund who are not trustees since its executive officers do not receive any direct compensation from the Fund.

Name	Fees Earned or Paid in Cash	Total
Independent Trustees(1)
Sandra R. Anceleitz . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$91,000	$91,000
Ann Torre Bates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	101,000	101,000
Andrew Spence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	96,000	96,000
Interested trustees(2)
Keith Derman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—
Julie Solomon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—

(1) For the year ended December 31, 2025, the annual cash retainer for each of the Independent Trustees was $50,000 for the first two quarters of the year and $75,000 for the second two quarters. Each of the Independent Trustees also received $2,500 and $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board and committee meeting, respectively. In addition, the Fund purchased trustees’ and officers’ liability insurance on behalf of its trustees and officers. In addition, the lead Independent Trustee received an additional fee of $15,000, the chairperson of the audit committee received an additional fee of $10,000, and the chairperson of the nominating and governance committee received an additional fee of $5,000. In addition, the Fund purchased trustees’ and officers’ liability insurance on behalf of its trustees and officers.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 2, 2026 information with respect to the beneficial ownership of our Shares by:

•each person known to us to be expected to beneficially own more than 5% of the outstanding Shares;
•each of our trustees and executive officers; and
•all of our trustees, executive officers and certain other officers who are not trustees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. To our knowledge, as of March 2, 2026, there were no persons that owned 5% or more of our outstanding Shares. Except as otherwise noted below, each person named in the following table has sole voting and investment power with respect to our Shares that they beneficially own. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Percentage of beneficial ownership is based on 111,622,542 of our Shares outstanding as of March 2, 2026, which excludes the shares issuable pursuant to the March 3, 2026 subscriptions because the issuance price is not yet finalized.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant quarter. Fees payable for any full period are not prorated or adjusted for share issuances or repurchases during the relevant period. For the year ended December 31, 2025, in accordance with the Investment Advisory Agreement, we accrued, and the Adviser earned, a base management fee and income based fee of $13.5 million and $3.8 million, respectively. In accordance with GAAP, we had cumulatively accrued $11.3 million of capital gains incentive fee as of December 31, 2025 and there was no capital gains incentive fee actually payable to the investment adviser as calculated under our Investment Advisory Agreement for the year ended December 31, 2025. In addition, during the year ended December 31, 2025, our Adviser incurred $2.7 million of allocable expenses that were payable by us under the Administration Agreement.

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

Placement Agent Agreement

We entered into a placement agent agreement (the “Placement Agent Agreement”) with Ares Wealth Management Solutions, LLC, (“AWMS”) an affiliate of our Adviser, pursuant to which AWMS served as the primary placement agent (the “Placement Agent”) for the offering of Shares. Although we will not pay any fees to the Placement Agent, we will indemnify the Placement Agent in connection with its activities. Pursuant to the Placement Agent Agreement, the Placement Agent, AWMS, has access to the officers and employees of the Adviser and its affiliates to conduct private placement activities. The Placement Agent may retain affiliated and unaffiliated broker-dealers to act as selling agents in the Private Offering.

Effective January 2, 2026, AWMS, was consolidated with and into Ares Management Capital Markets LLC (“AMCM”) (the “Consolidation”), and AMCM became the Placement Agent. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of FINRA, an affiliate of our Adviser and an indirect subsidiary of Ares. The Consolidation of AMCM and AWMS is not reflective of a change in control or any other material change. The Placement Agent Agreement was amended to reflect that, effective as of January 2, 2026, AMCM, rather than AWMS, is the Placement Agent party to such agreement.

Relationship with the Adviser and Potential Conflicts of Interest

We have entered into the Investment Advisory Agreement and the Expense Support and Conditional Reimbursement Agreement with our Adviser, a subsidiary of Ares, an entity in which certain of our trustees and officers and members of the investment committee may have indirect ownership and pecuniary interests. Pursuant to the Investment Advisory Agreement, we will pay our Adviser a management fee and an incentive fee. See “Item 1. Business—Investment Advisory Agreement—Compensation of our Adviser” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse our Administrator, at cost, for our allocable portion of overhead and other expenses (including travel expenses) incurred by our Administrator in performing its obligations under the Administration Agreement. See “Item 1. Business—Investment Advisory Agreement and “Item 1. Business—Administration Agreement” for a description of how the expenses reimbursable to our Administrator will be determined. See “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to our consolidated financial statements for more information regarding the Expense Support and Conditional Reimbursement Agreement.

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

Policies and Procedures for Managing Conflicts

The Adviser has adopted an investment allocation policy designed to ensure that all investment opportunities are, to the extent practicable, allocated among us and other funds managed by the Adviser and certain of its affiliates in a manner that is fair and equitable. Certain Ares vehicles may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us, and our executive officers, certain of our trustees and members of the investment committee also serve as officers or principals of other investment managers affiliated with Ares that currently, and may in the future, manage such Ares vehicles that have investment objectives similar to our investment objective. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Ares and our Adviser will endeavor to allocate investment opportunities equitably, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment vehicles managed by investment managers affiliated with Ares (including our Adviser and its affiliates). In addition, there may be conflicts in the allocation of investments among us and the vehicles managed by investment managers affiliated with Ares (including our Adviser and its affiliates), including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares-managed vehicles may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares- managed vehicles, particularly if we and such other Ares-managed vehicles invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares-managed vehicles that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings. We were billed a total of $240 thousand for services attributable for the year ended December 31, 2025. We had no billings from Ernst & Young LLP during the period from May 7, 2024 (inception) to December 31, 2024. Subsequent to the period, we were billed a total of $219 thousand for services attributable to the period from May 7, 2024 (inception) to December 31, 2024.

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

3. Exhibits.

Exhibit No.	Description
3.1	Second Amended & Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 of the Fund’s Form 10-K, filed with the SEC on March 13, 2025)
3.2	Amended & Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
4.2*	Description of Common Shares of Beneficial Interest
10.1	Amended and Restated Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.2 of the Fund’s Form 8-K, filed with the SEC on October 7, 2025)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.5	Custody Agreement (incorporated by reference to Exhibit 10.5 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.6	Document Custody Agreement (incorporated by reference to Exhibit 10.6 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.7	License Agreement (incorporated by reference to Exhibit 10.7 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.8	Amended & Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.8 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.9	Multiple Class Plan (incorporated by reference to Exhibit 10.2 of the Fund’s Form 10-Q, filed with the SEC on August 8, 2025)
10.10*	Amended and Restated Distribution and Shareholder Servicing Plan
10.11*	Second Amended and Restated Placement Agent Agreement
10.12*	Amended and Restated Form of Selected Dealer Agreement
10.13	Credit Agreement, dated as of September 11, 2024, among Ares Denali Member, LLC, and ACI Denali Member, LLC, as co-borrowers, and MUFG Bank, LTD and BNP Paribas, as co-lenders (incorporated by reference to Exhibit 10.9 of the Fund’s Form 10-Q, filed with the SEC on January 14, 2025)
10.14	Revolving Credit Agreement, dated as of September 23, 2025, among ACI Liquid Aggregator SPV, LLC, as borrower, BNP Paribas, as administrative agent, Ares Core Infrastructure Fund, as servicer and collateral agent and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on September 29, 2025)
10.15	Contribution Agreement, dated as of September 23, 2025, among Ares Core Infrastructure Fund, as transferor, and ACI Liquid Aggregator SPV, LLC, as transferee (incorporated by reference to Exhibit 10.2 of the Fund’s Form 8-K, filed with the SEC on September 29, 2025)

10.16	Credit Agreement, dated as of July 28, 2025, by and among ACI Tango Member, LLC, as borrower, ACI Tango Holdings, LLC, as pledgor, Canadian Imperial Bank of Commerce, New York Branch, as administrative agent, U.S. Bank National Association, as collateral agent, and the lenders and DSR LC Issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on August 1, 2025)
10.17	Pioneer Credit Agreement, dated as of October 3, 2025, by and among ACI Pioneer Member, LLC, as borrower, ACI Pioneer Holdings, LLC, as pledgor, Natixis, New York Branch, as administrative agent and as collateral agent, and the lenders and DSR LC Issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on October 7, 2025)
10.18	Credit Agreement, dated as of March 14, 2025, among Ares Aspen Member LLC, as borrower, Ares Aspen Holdings LLC as pledgor, the lenders from time to time parties thereto, the DSR LC issuers from time to time party thereto, MUFG Bank, LTD. as administrative agent, coordinating lead arranger, bookrunner, and co-green loan coordinator and BNP Paribas, as collateral agent, coordinating lead arranger, bookrunner, and co-green loan coordinator (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on March 19, 2025)
10.19	Revolving Credit Agreement, dated as of April 14, 2025, among ACI Portfolio Aggregator SPV LLC, as borrower, NatWest Markets PLC, as administrative agent, the letter of credit issuer and lead arranger, and the several lenders (incorporated by reference to Exhibit 10.1 of the Fund’s Form 8-K, filed with the SEC on April 17, 2025)
19.1	Insider Trading Policy (incorporated by reference to the Exhibit 19.1 of the Fund’s Form 10-K, filed with the SEC on March 10, 2025)
21.1*	Subsidiaries of Ares Core Infrastructure Fund
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

Item 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CORE INFRASTRUCTURE FUND

Dated: March 5, 2026	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Keith Derman	Co-Chief Executive Officer and Trustee	March 5, 2026
Keith Derman	(Co-Principal Executive Officer)

/s/ Steven Porto	Co-Chief Executive Officer	March 5, 2026
Steven Porto	(Co-Principal Executive Officer)

/s/ Christina Oh	Chief Financial Officer and Treasurer	March 5, 2026
Christina Oh	(Principal Financial and Accounting Officer)

/s/ Julie Solomon	Trustee	March 5, 2026
Julie Solomon

/s/ Sandra R. Anceleitz	Trustee	March 5, 2026
Sandra R. Anceleitz

/s/ Ann Torre Bates	Trustee	March 5, 2026
Ann Torre Bates

/s/ Andrew Spence	Trustee	March 5, 2026
Andrew Spence

ARES CORE INFRASTRUCTURE FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of
Ares Core Infrastructure Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Ares Core Infrastructure Fund (the “Fund”), including the consolidated schedules of investments, as of December 31, 2025 and 2024 and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2025 and the period from May 7, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025 and the period from May 7, 2024 (inception) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of the investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, brokers and underlying investees; when replies were not received from brokers and underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2024.

Los Angeles, California
March 5, 2026

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of December 31,
	2025	2024
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments (Cost of $2,750,308 and $347,531, respectively)	$2,867,841	$339,136
Controlled/affiliated investments (Cost of $238,347 and $0, respectively)	252,545	—
Cash and cash equivalents	296,512	25,528
Restricted cash	24,290	1,789
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	9,358	10,414
Offering costs	134	3,078
Other assets	4,349	662
Total assets	$3,455,029	$380,607
LIABILITIES
Term loans payable (net of deferred financing costs of $24,710 and $5,251, respectively)	$1,038,499	$207,253
Unsettled trades payable	235,961	—
Deferred tax liability, net	35,920	1,904
Distributions payable	17,432	5,742
Capital gains incentive fee payable	11,344	149
Income based incentive fee payable	2,353	—
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	6,274	824
Interest payable	8,906	4,541
Accrued expenses	1,529	3,741
Management fees payable	2,226	—
Total liabilities	1,360,444	224,154
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 83,633,744 and 6,226,600 shares issued and outstanding, respectively	836	62
Capital in excess of par value	1,969,450	149,861
Accumulated undistributed earnings	124,299	6,530
Total net assets	2,094,585	156,453
Total liabilities and net assets	$3,455,029	$380,607

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$2,049,085	$156,453
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	81,816,992	6,226,600
Net asset value per share	$25.0447	$25.1266
Class S Shares:
Net assets	$44,843	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	1,790,507	—
Net asset value per share	$25.0447	$—
Class D Shares:
Net assets	$657	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	26,245	—
Net asset value per share	$25.0447	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Income:
Distribution income	$55,119	$12,072
Interest income	20,240	318
Other income	346	—
Total income	75,705	12,390
Expenses:
Interest expense	30,369	4,913
Management fees	13,452	653
Income based incentive fee	3,810	752
Capital gains incentive fee	11,195	149
Administration fees	3,567	829
Offering expenses	3,974	620
Organizational expenses	37	1,510
Other operating expenses	4,594	904
Total expenses	70,998	10,330
Less: Expense support (Note 3)	(11,147)	(3,774)
Less: Management fee waiver (Note 3)	(163)	(653)
Less: Incentive fee waiver (Note 3)	—	(752)
Net expenses	59,688	5,151
Net investment income before income taxes	16,017	7,239
Income tax benefit / (expense)	5,854	(1,904)
Net investment income	21,871	5,335

Net realized and unrealized gains / (losses) on investments and derivatives:
Net realized gains / (losses):
Investments	(103)	—
Derivatives	2,251	—
Net realized gains	2,148	—
Net unrealized gains / (losses):
Investments	140,126	(8,395)
Derivatives	(6,506)	9,590
Income tax expense	(39,870)	—
Net unrealized gains	93,750	1,195
Net realized and unrealized gains on investments and derivatives	95,898	1,195
Net increase in net assets resulting from operations	$117,769	$6,530

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)
Non-controlled/non-affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Debt investments
First lien senior secured loans
Chemicals
SCIH Salt Holdings Inc.	6.52%	SOFR (Q)	2.75%		01/2029		$7,500	$7,500	$7,511
								7,500	7,511		0.36%

Commercial services and supplies
Covanta Holding Corporation	5.98%	SOFR (M)	2.25%		01/2031		4,500	4,492	4,500
								4,492	4,500		0.21%

Electric utilities
Alpha Generation LLC	5.72%	SOFR (M)	2.00%		09/2031		10,258	10,271	10,285
Astoria Energy LLC	6.42%	SOFR (Q)	2.75%		06/2032		6,989	6,992	7,035
Astoria Energy LLC	6.47%	SOFR (M)	2.75%		06/2032		2,121	2,122	2,135
Bayonne Energy Center, LLC	6.67%	SOFR (Q)	3.00%		10/2032		9,113	9,134	9,165
Carroll County Energy LLC	6.42%	SOFR (Q)	2.75%		06/2031		16,958	16,995	17,021
Cogentrix Finance Holdco I, LLC	5.97%	SOFR (M)	2.25%		02/2032		11,623	11,640	11,684
Cornerstone Generation, LLC	7.09%	SOFR (Q)	3.25%		08/2032		8,738	8,769	8,807
CPV Fairview, LLC	6.17%	SOFR (Q)	2.50%		08/2031		6,000	6,007	6,021
EFS Cogen Holdings I LLC	6.67%	SOFR (Q)	3.00%		10/2031		4,136	4,149	4,165
Hill Top Energy Center, LLC	6.92%	SOFR (Q)	3.25%		06/2032		11,842	11,886	11,945
Invenergy Thermal Operating I LLC	6.41%	SOFR (Q)	2.75%		05/2032		4,817	4,830	4,830
Lackawanna Energy Center LLC	6.78%	SOFR (M)	3.00%		08/2032		12,903	12,943	12,971
Lightning Power, LLC	5.97%	SOFR (M)	2.25%		08/2031		2,914	2,926	2,926	(3)
South Field Energy LLC	6.67%	SOFR (Q)	3.00%		08/2031		10,937	10,935	11,006
								119,599	119,996		5.73%

Electrical equipment
WEC US Holdings Inc.	5.87%	SOFR (M)	2.00%		01/2031		6,174	6,178	6,182
								6,178	6,182		0.30%

Health care technology
Project Ruby Ultimate Parent Corp.	6.58%	SOFR (M)	2.86%		03/2028		6,823	6,839	6,839
								6,839	6,839		0.33%

Independent power and renewable electricity producers
Calpine Construction Finance Company, L.P.	5.47%	SOFR (M)	1.75%		07/2031		6,354	6,351	6,357
Potomac Energy Center, LLC	6.84%	SOFR (Q)	3.00%		08/2032		12,356	12,379	12,449
Talen Energy Supply LLC	5.67%	SOFR (Q)	2.00%		11/2032		11,461	11,440	11,454	(3)
TerraForm Power Operating, LLC	5.67%	SOFR (Q)	2.00%		05/2029		3,484	3,469	3,482
								33,639	33,742		1.61%

Insurance
Acrisure, LLC	6.72%	SOFR (M)	3.00%		11/2030		496	490	495
								490	495		0.02%

IT Services
CMH01 Holdings LP(5)(6)	8.03%	SOFR (M)	4.35%		07/2028		80,929	77,179	77,179
CW Nest Property Owner LLC(5)(6)	7.48%	SOFR (M)	3.75%		11/2028		18,841	14,591	14,591
Galaxy Helios LLC(5)(6)	8.43%	SOFR (M)	4.75%		08/2028		62,713	58,963	58,963
PowerHouse Data LCX, LLC(5)(6)	8.62%	SOFR (M)	4.95%		05/2027		15,379	14,440	14,440
								165,173	165,173		7.88%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Machinery
AI Aqua Merger Sub, Inc.	6.85%	SOFR (Q)	3.00%		07/2028		$2,490	$2,489	$2,494	(3)
								2,489	2,494		0.12%

Multi-utilities
Hamilton Projects Acquiror, LLC	6.22%	SOFR (M)	2.50%		05/2031		5,333	5,350	5,363
								5,350	5,363		0.26%

Oil, gas and consumable fuels
AL GCX Holdings, LLC	5.98%	SOFR (M)	2.25%		12/2032		12,000	11,955	12,008
BCP Renaissance Parent L.L.C.	6.17%	SOFR (Q)	2.50%		10/2028		8,865	8,882	8,909
Blackfin Pipeline LLC	6.75%	SOFR (M)	3.00%		09/2032		6,000	5,999	6,005
Buckeye Partners LP	5.47%	SOFR (M)	1.75%		11/2032		3,992	3,999	4,011
Colossus AcquireCo LLC	5.41%	SOFR (Q)	1.75%		07/2032		10,548	10,514	10,535
CPPIB OVM Member U.S. LLC	6.17%	SOFR (Q)	2.50%		08/2031		2,282	2,272	2,295
Freeport LNG investments, LLLP	7.15%	SOFR (Q)	3.26%		11/2026		3,476	3,465	3,477
Freeport LNG investments, LLLP	7.12%	SOFR (Q)	3.25%		12/2028		8,161	8,128	8,185
GIP Pilot Acquisition Partners, L.P.	5.94%	SOFR (Q)	2.00%		10/2030		5,000	5,013	5,005
ITT Holdings LLC	6.19%	SOFR (M)	2.48%		10/2030		1,739	1,740	1,748
M6 ETX Holdings II Midco LLC	6.22%	SOFR (M)	2.50%		04/2032		11,472	11,496	11,525
Oryx Midstream Services Permian Basin LLC	5.98%	SOFR (M)	2.25%		10/2028		8,413	8,398	8,446
Par Petroleum LLC / Par Petroleum Finance Corp	6.95%	SOFR (Q)	3.25%		02/2030		1,995	2,002	2,001
Pasadena Performance Products, LLC	6.92%	SOFR (Q)	3.25%		02/2032		3,889	3,899	3,884
Prairie ECI Acquiror LP	7.47%	SOFR (M)	3.75%		08/2029		8,825	8,832	8,867
TransMontaigne Operating Company L.P.	6.22%	SOFR (M)	2.50%		11/2028		13,507	13,544	13,591
Traverse Midstream Partners LLC	6.34%	SOFR (Q)	2.50%		02/2028		8,250	8,292	8,258
Venture Global	5.94%	SOFR (M)	2.23%		05/2029		1,577	1,581	1,568	(3)
Venture Global (5)	5.94%	SOFR (M)	2.23%		05/2029		197	198	196	(3)
WhiteWater Matterhorn Holdings, LLC	5.92%	SOFR (Q)	2.25%		06/2032		3,550	3,548	3,560
WhiteWater Whistler Holdings, LLC	5.44%	SOFR (Q)	1.75%		02/2030		13,487	13,470	13,431
								137,227	137,505		6.56%

Software
Applied Systems, Inc.	6.17%	SOFR (Q)	2.50%		02/2031		2,538	2,538	2,552
Cloud Software Group, Inc.	6.92%	SOFR (Q)	3.25%		03/2031		3,985	3,974	3,988
ConnectWise, LLC	7.43%	SOFR (Q)	3.76%		09/2028		4,974	4,984	4,878
Ellucian Holdings Inc.	6.47%	SOFR (M)	2.75%		10/2029		7,019	7,043	7,055
								18,539	18,473		0.88%

Total first lien senior secured loans								507,515	508,273		24.27%

Senior subordinated loans
IT Services
Stack SJ Holdings Parent A-I, LLC(5)(6)	9.25%	N/A	9.25%		06/2030		55,742	55,104	54,314	(2)
								55,104	54,314		2.59%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Specialized REITs
Retained Vantage Data Centers Intermediate Holdco, L.P.(5)(6)	9.50%	N/A	9.50%		12/2031		$38,542	$35,345	$35,304	(2)
								35,345	35,304		1.69%

Total senior subordinated loans								90,449	89,618		4.28%

Total debt investments								$597,964	$597,891		28.54%

Equity investments
Other equity
Independent power and renewable electricity producers
Denali Equity Holdings LLC (1)(5)				09/2024		3,749		340,995	354,399	(2)
Total other equity								340,995	354,399		16.92%

Common equity
Independent power and renewable electricity producers
Aspen Renewables Equity Holdings LLC (1)(5)				03/2025		4,900		431,267	479,667	(2)
Pioneer JV Holdings LLC (1)(5)(6)				10/2025		49		731,872	753,613	(2)
Sierra Equity Holdings LLC (1)(5)(6)				12/2025		4,900		155,587	155,587	(2)
Tango Holdings LLC (1)(5)(6)				07/2025		488,168		492,623	526,684	(2)
Total common equity								1,811,349	1,915,551		91.45%

Total equity investments								$2,152,344	$2,269,950		108.37%

Total non-controlled/non-affiliated investments								$2,750,308	$2,867,841		136.91%

Controlled/affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Equity investments
Common equity
Oil, gas & consumable fuels
Meade Pipeline Co LLC (1)(5)				09/2025		43		$202,888	$214,956	(2)
Redwood Meade Midstream MPC, LLC (1)(5)				09/2025		50		35,459	37,589	(2)
Total common equity								238,347	252,545		12.07%

Total equity investments								$238,347	$252,545		12.07%

Total controlled/affiliated investments								$238,347	$252,545		12.07%

Total investments								$2,988,655	$3,120,386		148.98%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)
Cash Equivalents

Company	Acquisition Date	Maturity Date	Dividend Yield	Units	Cost	Fair Value	% of Net Assets
First American U.S. Treasury Sweep (Y Shares)	02/2025	N/A	3.45%	173	$173	$173
First American U.S. Treasury Sweep (Y Shares)	07/2025	N/A	3.46%	174	174	174
Total Cash Equivalents					$347	$347	0.02%

(1) Securities exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) and may be deemed “restricted securities” subject to legal restrictions on sales. As of December 31, 2025, the aggregate fair value of these securities is $2,522.5 million, or 120.43% of the Fund’s (as defined below) total assets, may be subject to legal restrictions on sales.
(2) These assets are pledged as collateral under the Fund’s or the Fund’s consolidated subsidiaries’ various credit facilities and, as a result, are not directly available to the creditors of the Fund to satisfy any obligations of the Fund other than the obligations under each of the respective credit facilities (see “Note 5. Debt to the consolidated financial statements for more information).
(3) This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.54% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2025.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semiannually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of December 31, 2025.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the consolidated financial statements for more information regarding the fair value of the Fund’s investment.
(6) As of December 31, 2025, the Fund had commitments to fund various delayed draw term loans and equity investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See “Note 7. Commitments and Contingencies” to the consolidated financial statements for more information on delayed draw term loan commitments related to certain portfolio companies.
(7) As defined in the Investment Company Act, the Fund is deemed both to be an “Affiliated Person” and to “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of December 31, 2025, the Fund’s controlled/affiliated investments were as follows:

Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net realized gains / (losses)	Net unrealized gains / (losses)	Fair Value as of December 31, 2025	Dividend and Interest Income
Meade Pipeline Co LLC	$—	$202,888	$—	$—	$12,068	$214,956	$—
Redwood Meade Midstream MPC, LLC	—	35,459	—	—	2,130	37,589	—
	$—	$238,347	$—	$—	$14,198	$252,545	$—

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Corresponding Debt	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	Denali Credit Agreement	09/2029	Quarterly	$40,132	$3,756	$—	$3,756
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	Denali Credit Agreement	09/2029	Quarterly	40,132	3,743	—	3,743
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	Denali Credit Agreement	09/2029	Quarterly	20,064	(684)	—	(684)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	Denali Credit Agreement	09/2029	Quarterly	15,244	(519)	—	(519)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	Denali Credit Agreement	09/2029	Quarterly	15,244	(519)	—	(519)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	Denali Credit Agreement	09/2029	Quarterly	12,972	(441)	—	(441)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	Denali Credit Agreement	09/2029	Quarterly	12,195	(415)	—	(415)
Interest rate swap	4.059%	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	18,750	(172)	—	(172)
Interest rate swap	4.058%	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	18,750	(169)	—	(169)
Interest rate swap	3.757%	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	65,430	(346)	—	(346)
Interest rate swap	3.759%	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	65,430	(357)	—	(357)
Interest rate swap	4.158%	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	69,281	(1,323)	—	(1,323)
Interest rate swap	4.158%	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	23,094	(443)	—	(443)
Interest rate swap	4.158%	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	23,094	(442)	—	(442)
Interest rate swap	4.158%	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	23,094	(444)	—	(444)
Interest rate swap	3.875%	Daily SOFR	Societe Generale	Pioneer Credit Agreement	10/2030	Quarterly	84,750	975	—	975
Interest rate swap	3.884%	Daily SOFR	Natixis Bank, New York Branch	Pioneer Credit Agreement	10/2030	Quarterly	84,750	884	—	884
Total							$632,406	$3,084	$—	$3,084

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
(2) The fair value of the Fund’s investment is determined using unobservable inputs that are significant to the overall fair value measurement. See “Note 8. Fair Value of Financial Instruments” to the consolidated financial statements for more information regarding the fair value of the Fund’s investment.

Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Corresponding Debt	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/ Receipts	Unrealized Appreciation / (Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	Denali Credit Agreement	09/2029	Quarterly	$41,006	$5,200	$—	$5,200
Interest rate swap	2.530%	Daily SOFR	MUFG Bank, Ltd.	Denali Credit Agreement	09/2029	Quarterly	41,006	5,214	—	5,214
Interest rate swap	4.194%	Daily SOFR	NatWest Markets Plc	Denali Credit Agreement	09/2029	Quarterly	20,500	(215)	—	(215)
Interest rate swap	4.194%	Daily SOFR	Bayerische Landesbank	Denali Credit Agreement	09/2029	Quarterly	15,576	(127)	—	(127)
Interest rate swap	4.194%	Daily SOFR	PNC Bank, National Association	Denali Credit Agreement	09/2029	Quarterly	15,576	(173)	—	(173)
Interest rate swap	4.194%	Daily SOFR	Bank of China Limited New York Branch	Denali Credit Agreement	09/2029	Quarterly	13,254	(177)	—	(177)
Interest rate swap	4.194%	Daily SOFR	Canadian Imperial Bank of Commerce	Denali Credit Agreement	09/2029	Quarterly	12,460	(132)	—	(132)
Total								$9,590	$—	$9,590

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Operations:
Net investment income	$21,871	$5,335
Net realized gains	2,148	—
Net unrealized gains	93,750	1,195
Net increase in net assets resulting from operations	117,769	6,530
Distributions to shareholders:
Distributed capital in excess of par - Class I	(109,334)	(5,742)
Distributed capital in excess of par - Class S	(506)	—
Distributed capital in excess of par - Class D	(9)	—
Net decrease in net assets from distributions	(109,849)	(5,742)
Share transactions:
Class I:
Proceeds from shares sold	1,883,018	155,665
Distributions reinvested	25,313	—
Repurchased shares, net of early repurchase deduction of $8	(23,441)	—
Net increase in net assets from share transactions	1,884,890	155,665
Class S:
Proceeds from shares sold	44,561	—
Distributions reinvested	108	—
Net increase in net assets from share transactions	44,669	—
Class D:
Proceeds from shares sold	650	—
Distributions reinvested	3	—
Net increase in net assets from share transactions	653	—
Total increase in net assets	1,938,132	156,453
Net assets, beginning of period	156,453	—
Net assets, end of period	$2,094,585	$156,453

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$117,769	$6,530
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of investments	(91)	—
Purchases of investments	(2,713,811)	(347,854)
Amortization of deferred financing costs	3,413	343
Amortization of offering costs	3,974	620
Change in deferred tax liability, net	34,016	1,904
Net change in unrealized (gain) / loss on investments	(140,126)	8,395
Net change in unrealized (gain) / loss on derivatives	6,506	(9,590)
Realized loss on investments	103	—
Return of capital from investments	10,954	323
Proceeds from repayments or sales of investments	61,721	—
Changes in operating assets and liabilities:
Management fees payable	2,226	—
Capital gains incentive fee payable	11,195	149
Income based incentive fee payable	2,353	—
Accrued expenses	(3,242)	43
Other assets	(3,687)	(662)
Interest payable	4,365	4,541
Unsettled trades payable	235,961	—
Net cash used in operating activities	(2,366,401)	(335,258)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,928,229	155,665
Borrowings from term loans	855,231	212,504
Repayments of term loans	(4,526)	—
Payments for deferred financing costs	(22,872)	(5,594)
Repurchased shares, net of early repurchase deduction	(23,441)	—
Distributions to shareholders	(72,735)	—
Net cash provided by financing activities	2,659,886	362,575
Net change in cash, cash equivalents and restricted cash	293,485	27,317
Cash, cash equivalents and restricted cash, beginning of period	27,317	—
Cash, cash equivalents and restricted cash, end of period	$320,802	$27,317
Supplemental Information:
Interest paid during the period	$22,591	$29
Non-cash financing activity:
Offering costs	$1,030	$3,698
Distribution reinvested	$25,424	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

The Fund’s investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income. The Fund focuses on equity, and to a lesser extent, debt, investments in infrastructure companies and assets (“Infrastructure Assets”), with a primary focus on Infrastructure Assets believed to potentially: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally governed by either rate regulation or long-term contracts with creditworthy counterparties, such as governments, municipalities and major industrial companies, with allocations in both controlling (majority) and non-controlling (minority) equity investments, as deemed appropriate by the Adviser. The Fund’s investments may include common or preferred stock, other equity investments structured with downside protection, warrants or options, first lien senior secured loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, distressed securities and convertible securities. For cash management and other purposes, the Fund may also invest in broadly syndicated loans and other more liquid credit investments, including in publicly traded debt instruments and other instruments that are not directly originated, as well as equity investments and other investment companies such as exchange-traded funds. Under normal circumstances, the Fund expects to invest at least 80% of its net assets, plus the amount of any borrowings for investment purposes, in Infrastructure Assets.

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

Following the BDC Election, the Fund commenced holding monthly closings for its continuous private offering of securities (the “Private Offering”), in connection with which the Fund issues Shares to investors for a purchase price per Share equal to the Fund’s net asset value (“NAV”) as of the last calendar day of the previous month. NAV is generally expected to be available within 20 business days after the effective date of the monthly closing, at which time the number of Shares issued to each investor based on the applicable NAV will be determined and such Shares, as applicable, will be credited to the investor’s account as of the effective date of the monthly closing. Each of the Fund’s closings in connection with the Private Offering will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder. The Fund reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although the Fund intends to issue Shares on a monthly basis, the Fund retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Fund, more or less frequently to one or more investors for regulatory, tax or other reasons.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although the Fund does not charge investors an upfront sales load (an “Upfront Sales Load”) with respect to its Shares, if Class D Shares, Class N Shares or Class S Shares are purchased through certain selling agents, shareholders may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent. No Upfront Sales Loads may be charged on Class I Shares. The issuance of the Shares is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, by Rule 506(b) of Regulation D promulgated thereunder and/or Regulation S promulgated thereunder.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions, short-term, liquid investments in money market funds and/or Treasury Bills held for 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value. The following table provides a reconciliation of cash and cash equivalents reported within the statement of assets and liabilities:

	As of December 31,
	2025	2024
Cash	$296,165	$25,528
Cash equivalents	347	—
Total cash and cash equivalents	$296,512	$25,528

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
Restricted cash primarily relates to cash held as a requirement for the Denali Credit Agreement, Tango Credit Agreement and Pioneer Credit Agreement (see “Note 5. Debt” to the consolidated financial statements for more information).

The Fund deposits its cash and cash equivalents with financial institutions and, at times, cash held in depository or money market funds may exceed the Federal Deposit Insurance Corporation insured limit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of assets and liabilities that sum to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$296,512	$25,528
Restricted cash	24,290	1,789
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$320,802	$27,317

Organizational and Offering Expenses

Organizational costs are expensed as incurred. Organizational costs consist of costs incurred to establish the Fund and enable it legally to do business. Organizational costs may be reimbursed by the Adviser, subject to potential repayment.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

Distribution Income Recognition

Distribution income is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Distribution income on common and other equity is recorded on the date it is received for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the year ended December 31, 2025, the Fund received $66.1 million of distributions from investments, of which $11.0 million was classified as a return of capital.

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

Income Taxes

The Fund has elected to be treated as an association taxable as a corporation for U.S. federal, state and local income tax purposes. Accordingly, the Fund will be subject to U.S. federal income tax on its net income at the rates applicable to corporations without deduction for any distributions to the investors.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of December 31, 2025 and 2024, the majority of the Fund’s portfolio was concentrated in four investments and one investment, respectively.

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

Related Party Transactions

In February 2025, the Fund agreed to sell Shares to affiliates and employees of the Adviser for an aggregate purchase price of $50.0 million, in full satisfaction of all remaining capital call obligations of such affiliates and employees.

As of December 31, 2025, the Fund had received aggregate capital contributions totaling approximately $64.3 million from affiliates of the Adviser.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which improves the transparency of income tax disclosures. Adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. See Note 9 included in these consolidated financial statements for relevant income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

Under the Investment Advisory Agreement, the base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser extended the waiver until the Fund’s first monthly closing as a BDC. The Fund incurred $13.5 million and $0.7 million for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, respectively, in management fees under the Investment Advisory Agreement. The Adviser has chosen to voluntarily waive $0.2 million and $0.7 million for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, respectively, of management fees earned in accordance with the Investment Advisory Agreement. This waiver is not subject to recoupment.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant quarter. Fees payable for any full period are not prorated or adjusted for share issuances or repurchases during the relevant period.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940 including Section 205 thereof. If the Investment Advisory Agreement shall terminate as of a date that is not a calendar year end, the termination shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant quarter. Fees payable for any full period are not prorated or adjusted for share issuances or repurchases during the relevant period.

Notwithstanding anything to the contrary in the Investment Advisory Agreement, and other than the repayment of principal in respect of a loan, distributions received by the Fund in respect of its investments that are treated as a return of capital for GAAP purposes will, without duplication, (i) be treated as income for the purpose of calculating the income portion of the Incentive Fee and (ii) not be taken into account to the extent they would increase the capital gain or decrease the capital loss related to a particular investment for the purposes of calculating the capital gains portion of the Incentive Fee.

The base management fee, income based fee and capital gains incentive fee for the years ended December 31, 2025, and for the period from May 7, 2024 (inception) to December 31, 2024 were as follows:

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Base management fee	$13,452	$653
Income based incentive fee	3,810	752
Capital gains incentive fee (1)	11,195	149
(1) Accrued in accordance with GAAP as discussed below. As of December 31, 2025 and 2024, there was no capital gains incentive fee actually payable under the Fund's Investment Advisory Agreement.

There was no capital gains incentive fee payable to the Fund’s Adviser as calculated under the Investment Advisory Agreement for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $11.3 million as of December 31, 2025. As of December 31, 2025, the Fund has not paid any capital gains incentive fee since inception.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

The Fund incurred $2.7 million and $0.7 million for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, respectively, in administrative fees allocated to the Fund from the Administrator, which are included in “administration fees” in the Fund’s consolidated statements of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
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

Placement Agent Agreement

On May 14, 2025, the Fund and Ares Wealth Management Services, LLC (“AWMS”) as placement agent (“Placement Agent”) for the Shares, entered into an Amended and Restated Placement Agent Agreement (as further amended, restated or amended and restated from time to time, the “Placement Agent Agreement”).

The Fund will indemnify the Placement Agent in connection with its activities. Pursuant to the Placement Agent Agreement, the Placement Agent has access to the officers and employees of the Adviser and its affiliates, to conduct private placement activities. The Placement Agent may retain affiliated and unaffiliated broker-dealers to act as selling agents in the private offering.

The Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by (i) the vote of a majority of the Independent Trustees of the Fund, or by vote of a majority of the outstanding voting securities of the Fund, or (ii) by the Placement Agent, in each case on 60 days’ written notice to the other party. The A&R Placement Agent Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act. Effective January 2, 2026, AWMS, was consolidated with and into Ares Management Capital Markets LLC (“AMCM”), and AMCM became the Placement Agent; in connection with such consolidation, the Placement Agent Agreement was amended to reflect that, effective as of January 2, 2026, AMCM is the Placement Agent. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of FINRA, an affiliate of the Adviser and an indirect subsidiary of Ares.

Distribution and Shareholder Servicing Plan

On May 14, 2025, the Fund adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Fund may pay to the Placement Agent for the Shares, a fee for distribution and/or shareholder services with respect to Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Placement Agent is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Fund’s net assets attributable to Class D Shares, Class N Shares and Class S Shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Placement Agent, but the Placement Agent anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker dealers.

Selected Dealer Agreement

On May 14, 2025, the Board approved a form of Selected Dealer Agreement, to be entered into by and between AWMS and any dealers party thereto, pursuant to which such dealers will sell various classes of the Fund’s Shares.

The Fund does not charge investors an Upfront Sales Load with respect to Class D Shares, Class N Shares, Class S Shares or Class I Shares. However, pursuant to the Selected Dealer Agreement, if a shareholder buys Class D Shares, Class N Shares or Class S Shares through certain selling agents, such shareholders may be charged an Upfront Sales Load (as defined below) or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
4. INVESTMENTS

As of December 31, 2025 and 2024, investments consisted of the following:

	As of December 31,
	2025		2024
	Cost	Fair Value	Cost	Fair Value
Common equity	$2,049,696	$2,168,096	$—	$—
Other equity	340,995	354,399	347,531	339,136
First lien senior secured loans	507,515	508,273	—	—
Senior subordinated loans	90,449	89,618	—	—
Total investments	$2,988,655	$3,120,386	$347,531	$339,136

Derivative contracts, at fair value (asset)	$—	$9,358	$—	$10,414
Derivative contracts, at fair value (liability)	—	(6,274)	—	(824)
Total derivative contracts	$—	$3,084	$—	$9,590

The Fund uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions as a percentage of the Fund’s portfolio at fair value as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Industry
Independent power and renewable electricity producers	73.8%	100.0%
Oil, gas and consumable fuels	12.5%	—%
IT services	7.0%	—%
Electric utilities	3.9%	—%
Specialized REITs	1.1%	—%
Software	0.6%	—%
Health care technology	0.2%	—%
Electrical equipment	0.2%	—%
Chemicals	0.2%	—%
Multi-utilities	0.2%	—%
Commercial services and supplies	0.2%	—%
Machinery	0.1%	—%
Insurance	—%	—%
Total	100.0%	100.0%

	As of December 31,
	2025	2024
Geographic region
United States	100.0%	100.0%
Total	100.0%	100.0%

As of December 31, 2025 and 2024, there were no investments on non-accrual status.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
Unconsolidated Significant Subsidiaries

In accordance with Rule 4-08(g) of Regulation S-X, the Fund must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Fund had one unconsolidated controlled affiliated investment for the year ended December 31, 2025 that met at least one of the significance considerations under Rule 4-08(g) of Regulation S-X. Accordingly, the summarized financial information for Meade Pipeline Co LLC is as follows:

Selected Balance Sheet Information	As of December 31, 2025
Total assets	$1,103,593
Total liabilities	612,864

Selected Income Statement Information	For the period from September 22, 2025 to December 31, 2025(1)
Revenue	$29,010
Net income	17,945
(1) Meade Pipeline Co LLC was acquired by the Fund on September 22, 2025.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
5. DEBT

The Fund’s average outstanding debt and weighted average interest rate for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024 was as follows:

		For the year ended December 31, 2025		For the period from May 7, 2024 (inception) to December 31, 2024
	Maturity Date	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate
Denali Credit Agreement	September 2029	$210,736	6.28%	$99,583	6.82%
Aspen Credit Agreement	March 2030	46,351	5.93	—	—
ACI Portfolio Aggregator Credit Agreement	April 2027	5,041	6.61	—	—
Tango Credit Agreement	July 2030	79,468	5.68	—	—
BNP Funding Facility	March 2028	4,863	4.95	—	—
Pioneer Credit Agreement	October 2030	55,726	5.54	—	—
Total		$402,185	6.01%	$99,583	6.82%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes a $208.0 million term loan (the “Denali Term Loan”), of which $208.0 million was drawn as of December 31, 2025, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”). The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility is with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make interest payments quarterly, which payments began in February 2025. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Aspen Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in a portfolio company of the Fund and includes a $224.5 million term loan (the “Aspen Term Loan”), of which $224.5 million was drawn as of December 31, 2025, and a $15.6 million debt service letters of credit facility (“Aspen DSR LC Facility”). Outstanding borrowings under the Aspen Term Loan bear interest annually at the SOFR plus 1.75%, with a 0.125% step-up after three years, and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. The Aspen Borrower will make interest payments quarterly, which payments began in August 2025. The Aspen DSR LC Facility provides letters of credit (“Aspen LC”) or loans for draws under such Aspen LC to support contractual obligations related to the minimum debt service reserve amount under the Aspen Credit Agreement. Aspen LC fees are payable

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
quarterly in arrears, at an amount equal to 1.75% multiplied by the stated amount of the Aspen LC, with a 0.125% step-up after three years.

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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, the Fund’s wholly owned subsidiary ACI Portfolio Aggregator SPV LLC, a Delaware limited liability company (the “ACI Portfolio Aggregator”), entered into a Revolving Credit Agreement (the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, as the borrower, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. The ACI Portfolio Aggregator Credit Agreement provides a revolving line of credit in an aggregate principal amount of $50.0 million. There were $20.0 million in borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of December 31, 2025.

Borrowings under the ACI Portfolio Aggregator Credit Agreement may take the form of base rate loans or SOFR loans, at the option of the ACI Portfolio Aggregator. Base rate loans will bear interest at a rate per annum equal to (a) the Base Rate (as defined in the ACI Portfolio Aggregator Credit Agreement), which is subject to a floor of 0.00% per annum, plus (b) an applicable margin of 1.60% per annum. SOFR loans will bear interest at a rate per annum equal to (a) Term SOFR (as defined in the ACI Portfolio Aggregator Credit Agreement) for a period of one, three or six months (as selected by ACI Portfolio Aggregator), subject to a floor of 0.00% per annum, plus (b) an applicable margin of 2.60% per annum. The $20.0 million amount outstanding was drawn as a SOFR loan.

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

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango's investment in a portfolio company of the Fund and includes a $334.8 million delayed draw term loan (the “Tango Term Loan Facility”), of which $184.8 million was drawn as of December 31, 2025, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”). Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make interest payments quarterly, which payments began in November 2025. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, the Fund entered into a Revolving Credit and Security Agreement (the “BNP Funding Facility”) with ACI Liquid Aggregator SPV, LLC, a wholly owned subsidiary of the Fund, as borrower (the “BNP Borrower”), the Fund, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, that (i) provides a facility amount of $200 million and (ii) has a reinvestment period ending on September 23, 2027. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which the Fund will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were $200.0 million in borrowings drawn on the BNP Funding Facility as of December 31, 2025.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions. Other than with respect to the pledge of the equity interests of the BNP Borrower, the BNP Funding Facility is non-recourse to any upstream affiliates of the BNP Borrower, including the Fund.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes a $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $226.0 million was drawn as of December 31, 2025, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”).

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. The Pioneer Borrower will make interest payments quarterly beginning in January 2026, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

6. DERIVATIVE INSTRUMENTS

Interest Rate Swaps

The Fund entered into interest rate swaps to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement, the Aspen Credit Agreement, the Tango Credit Agreement and the Pioneer Credit Agreement. Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of SOFR. The interest rate swaps of the Fund are not hedging instruments in accordance with ASC 815.

As of December 31, 2025 and 2024, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedules of investments.

The net change in unrealized appreciation (depreciation) related to the interest rate swaps was approximately $(6.5) million and $9.6 million for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, respectively, which is included in “derivatives” under “net unrealized gains / (losses)” in the Fund’s consolidated statements of operations. The net swap amounts are settled quarterly, which began in February 2025, and are recorded as net realized gains/losses in “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statements of operations. For the year ended December 31, 2025, there were net interest rate swap payments received resulting in a realized gain of $2.3 million. For the period from May 7, 2024 (inception) to December 31, 2024, there were no net interest rate swap payments.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2025 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statements of Assets and Liabilities
Interest rate swap	$40,132	09/2029	$3,756	$—	$—	$3,756	Derivative contracts, at fair value
Interest rate swap	40,132	09/2029	3,743	—	—	3,743	Derivative contracts, at fair value
Interest rate swap	20,064	09/2029	—	(684)	—	(684)	Derivative contracts, at fair value
Interest rate swap	15,244	09/2029	—	(519)	—	(519)	Derivative contracts, at fair value
Interest rate swap	15,244	09/2029	—	(519)	—	(519)	Derivative contracts, at fair value
Interest rate swap	12,972	09/2029	—	(441)	—	(441)	Derivative contracts, at fair value
Interest rate swap	12,195	09/2029	—	(415)	—	(415)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(172)	—	(172)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(169)	—	(169)	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	—	(346)	—	(346)	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	—	(357)	—	(357)	Derivative contracts, at fair value
Interest rate swap	69,281	07/2030	—	(1,323)	—	(1,323)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(443)	—	(443)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(442)	—	(442)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(444)	—	(444)	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	975	—	—	975	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	884	—	—	884	Derivative contracts, at fair value
Total			$9,358	$(6,274)	$—	$3,084

The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2024 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statements of Assets and Liabilities
Interest rate swap	$41,006	09/2029	$5,200	$—	$—	$5,200	Derivative contracts, at fair value
Interest rate swap	41,006	09/2029	5,214	—	—	5,214	Derivative contracts, at fair value
Interest rate swap	20,500	09/2029	—	(215)	—	(215)	Derivative contracts, at fair value
Interest rate swap	15,576	09/2029	—	(127)	—	(127)	Derivative contracts, at fair value
Interest rate swap	15,576	09/2029	—	(173)	—	(173)	Derivative contracts, at fair value
Interest rate swap	13,254	09/2029	—	(177)	—	(177)	Derivative contracts, at fair value
Interest rate swap	12,460	09/2029	—	(132)	—	(132)	Derivative contracts, at fair value
Total			$10,414	$(824)	$—	$9,590

For the year ended December 31, 2025, the average outstanding notional value of interest rate swaps was $294.3 million. For the period from May 7, 2024 (inception) to December 31, 2024, the average outstanding notional value of interest rate swaps was $74.7 million.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business and related to its investments in Infrastructure Assets, the Fund may from time to time enter into customary guarantee arrangements related to portfolio companies. As of December 31, 2025, the Fund has guaranteed obligations under certain portfolio-company agreements with a maximum risk of loss of $93.3 million. The Fund has also entered into certain separate back-to-back indemnification agreements which, subject to certain conditions, indemnify the Fund from most payments that would otherwise need to be made under the related guarantee arrangement. As of December 31, 2025, the Fund has not been required to make payments under the guarantee arrangements and believes the credit risks to be remote and the fair value of this guarantee arrangement to be immaterial.

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
an Expense Payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of December 31, 2025 and 2024, the total amount of advanced expenses subject to recoupment by the Adviser was $14.9 million and $3.8 million, respectively, with expirations as follows:

For the Quarter Ended	Amount	Eligible for Reimbursement through (1)
June 30, 2024	$2,050	June 30, 2027
September 30, 2024	1,231	September 30, 2027
December 31, 2024	493	December 31, 2027
March 31, 2025	2,908	March 31, 2028
June 30, 2025	2,668	June 30, 2028
September 30, 2025	3,007	September 30, 2028
December 31, 2025	2,564	December 31, 2028

(1) Individual expenses are only eligible for reimbursement within three years prior to the last business day of the applicable month in which they were incurred, which may be prior to the end of the respective quarter noted.

As of December 31, 2025 and 2024, Available Operating Funds did not exceed the cumulative distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

Investment Commitments

As of December 31, 2024, the Fund had no unfunded commitments on delayed draw term loans or equity investments. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans and equity investments of $450.4 million and $344.2 million, respectively. As of December 31, 2025, the Fund’s unfunded commitments consisted of:

Company	Commitment Type(1)(2)	Total Commitment	Unfunded Amount
Stack SJ Holdings Parent A-I, LLC	Delayed Draw Term Loan	$137,500	$81,758
Retained Vantage Data Centers Intermediate Holdco, LP	Delayed Draw Term Loan	185,000	146,458
CMH01 Holdings LP	Delayed Draw Term Loan	125,000	44,071
PowerHouse Data LCX, LLC	Delayed Draw Term Loan	75,000	59,622
Galaxy Helios LLC	Delayed Draw Term Loan	100,000	37,287
CW Nest Property Owner LLC	Delayed Draw Term Loan	100,000	81,159
Tango Holdings, LLC	Equity	517,419	29,250
Pioneer JV Holdings LLC	Equity	768,580	43,000
Sierra Equity Holdings LLC	Equity	425,424	271,994
(1) The unfunded debt/delayed draw term loan obligations may or may not be funded to the borrowing party in the future. The Fund’s commitment to fund delayed draw term loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants.
(2) The Fund’s equity commitments are based on either a pre-agreed funding schedule, performance milestones, or completion of assets that move into the investment portfolio. Certain terms of these investments are not finalized at the time of the commitment and the Fund's allocation may change prior to the date of funding. In this regard, the Fund may have to fund additional commitments in the future that it is currently not obligated to but may be at a future point in time.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following table presents fair value measurements of investments, cash equivalents and derivatives as of December 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments and cash equivalents
Common equity	$—	$—	$2,168,096	$2,168,096
Other equity	—	—	354,399	354,399
First lien senior secured loans	—	342,904	165,369	508,273
Senior subordinated loans	—	—	89,618	89,618
Money market funds	347	—	—	347
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	9,358	—	9,358
Interest rate swap contracts (liability)	—	(6,274)	—	(6,274)
Total	$347	$345,988	$2,777,482	$3,123,817

The following table presents fair value measurements of investments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Other equity(1)	$—	$—	$339,136	$339,136
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	10,414	—	10,414
Interest rate swap contracts (liability)	—	(824)	—	(824)
Total	$—	$9,590	$339,136	$348,726

(1) Asset previously classified as “Equity securities”. Classification updated to “Other equity” in current period.

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of December 31, 2025 and 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of December 31, 2025
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range(1)	Weighted Average(2)
Common equity	$2,012,509	Discounted cash flow	Discount rate	9.36%-9.77%	9.57%
Other equity	354,399	Discounted cash flow	Discount rate	8.98%	8.98%
Common equity	155,587	Recent transaction price	N/A	N/A	N/A
Senior subordinated loans	54,314	Discounted cash flow	Discount rate	9.91%	9.91%
Senior subordinated loans	35,304	Recent transaction price	N/A	N/A	N/A
First lien senior secured loans	165,173	Recent transaction price	N/A	N/A	N/A
First lien senior secured loans	196	Broker quotes	N/A	N/A	N/A
Total Level 3 investments	$2,777,482

(1) No range indicates a single investment in the asset category
(2) Weighted average based on relative fair values as of period end

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

	As of December 31, 2024
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range(2)	Weighted Average
Other equity(1)	$339,136	Discounted cash flow	Discount rate	9.52%	9.52%
Total Level 3 investments	$339,136

(1) Asset previously classified as “Equity securities”. Classification updated to “Other equity” in current period.
(2) No range indicates a single investment in the asset category

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables present changes in investments that use Level 3 inputs as of and for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

As of and for the year ended December 31, 2025
Balance as of December 31, 2024	$339,136
Purchases	2,315,239
Net unrealized gains on investments	137,037
Return of capital	(10,954)
Proceeds from repayments or sales of investments	(2,976)
Transfers in to/(out of) Level 3	—
Balance as of December 31, 2025	$2,777,482

As of and for the period from May 7, 2024 (inception) to December 31, 2024
Balance as of May 7, 2024	$—
Purchases	347,854
Net unrealized losses on investments	(8,395)
Return of capital	(323)
Transfers in to/(out of) Level 3	—
Balance as of December 31, 2024	$339,136

There were no investment transfers into or out of Level 3 for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024.

The net change in unrealized appreciation/(depreciation) on the investments that use Level 3 inputs was $137.0 million and $(8.4) million for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of December 31, 2025 and 2024:

	As of December 31,
	2025			2024
	Carrying Value(1)		Fair Value(1)	Carrying Value(1)		Fair Value(1)
Denali Credit Agreement	$207,978	(2)	$207,978	$212,504	(2)	$212,504
Aspen Credit Agreement	224,481	(2)	224,481	—		—
ACI Portfolio Aggregator Credit Agreement	20,000	(2)	20,000	—		—
Tango Credit Agreement	184,750	(2)	184,750	—		—
BNP Funding Facility	200,000	(2)	200,000	—		—
Pioneer Credit Agreement	226,000	(2)	226,000	—		—
Total	$1,063,209		$1,063,209	$212,504		$212,504

(1)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10. The fair value of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents the aggregate principal amount outstanding.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
9. INCOME TAXES

The Fund generates all of its income within the U.S. The Fund has elected to be treated as a corporation for U.S. federal and state income tax purposes. As a result, U.S. federal and state tax will be assessed on the Fund’s net income.

For federal income tax purposes, the estimated cost of investments held on December 31, 2025 was $2,343.2 million. The estimated gross unrealized appreciation was $190.0 million and estimated gross unrealized depreciation was $0.8 million resulting in net unrealized appreciation in value of investments of $189.2 million based on cost for U.S. federal income tax purposes.

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

The provision for income taxes consists of the following for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

	For the year ended December 31, 2025	For the period from May 7, 2024 (inception) to December 31, 2024
Current:
U.S. federal income tax (expense) / benefit	$—	$—
State and local income tax (expense) / benefit	—	—
	—	—
Deferred:
U.S. federal income tax (expense) / benefit	(31,300)	(1,736)
State and local income tax (expense) / benefit	(2,716)	(168)
	(34,016)	(1,904)
Total:
U.S. federal income tax (expense) / benefit	(31,300)	(1,736)
State and local income tax (expense) / benefit	(2,716)	(168)
Income tax (expense)/benefit	$(34,016)	$(1,904)

The reconciliation of taxes from the statutory tax rate to the Fund’s effective tax rate as calculated in accordance with ASU 2023-09 is presented below:

	Amount	Effective Tax Rate
U.S. federal statutory tax rate	$31,879	21.0%
State and local income taxes, net of federal income tax effect	2,161	1.4%
Effect of changes in state tax laws or rates enacted in the current period	(13)	—%
Return to provision - temporary differences deferred	(11)	—%
Income tax expense	$34,016	22.4%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

The reconciliation of the statutory tax rate to the Fund’s effective tax rate for the period prior to the adoption of ASU 2023-09 is as follows:

For the period from May 7, 2024 (inception) to December 31, 2024
Income tax expense at federal statutory rate	21.0%
State income tax (net of federal benefit)	1.6
Total effective rate	22.6%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$1,880	$389
Interest expense	2,765	946
Incentive fees	2,544	—
Total gross deferred tax assets	7,189	1,335
Valuation allowance	—	—
Total deferred tax assets	7,189	1,335
Deferred tax liabilities
Investments(1)	42,417	3,239
Interest rate swaps(1)	692	—
Total deferred tax liabilities	43,109	3,239
Net deferred tax (liabilities) assets	$(35,920)	$(1,904)

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
The Fund analyzes its tax filing positions in all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns for all open tax years (2024 and 2025). The Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Fund recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Fund reviews its tax positions monthly and adjusts its tax balances as new information becomes available.

As of December 31, 2025 and 2024, the Fund had no significant uncertain tax positions.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators. As of December 31, 2025, the Fund is subject to potential examination by federal, state and tax regulators for returns filed since the Fund's inception in 2024.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.
The following table reflects the net assets activity for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	77,327,204	773	1,927,456	—	1,928,229
Shares issued in connection with distribution reinvestment plan	1,020,319	10	25,414	—	25,424
Distributions declared and payable ($2.5616, $0.5715 and $0.4062 per Class I Share, Class S Share and Class D Share, respectively) as return of capital	—	—	(109,849)	—	(109,849)
Repurchased shares, net of early repurchase deduction	(940,379)	(9)	(23,432)	—	(23,441)
Net investment income	—	—	—	21,871	21,871
Net realized gains on investments and derivatives	—	—	—	2,148	2,148
Net unrealized gains on investments and derivatives	—	—	—	93,750	93,750
Balance at December 31, 2025	83,633,744	$836	$1,969,450	$124,299	$2,094,585

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at May 7, 2024	—	$—	$—	$—	$—
Issuances of common shares	6,226,600	62	155,603	—	155,665
Distributions declared and payable ($0.9221 per share) as return of capital	—	—	(5,742)	—	(5,742)
Net investment income	—	—	—	5,335	5,335
Net unrealized gains on investment and derivatives	—	—	—	1,195	1,195
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables summarize transactions in Shares during the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

	For the year ended December 31, 2025		For the period from May 7, 2024 (inception) to December 31, 2024
	Shares	Amount	Shares	Amount
Class I
Subscriptions	75,514,899	$1,883,018	6,226,600	$155,665
Distributions reinvested	1,015,872	25,313	—	—
Repurchased shares, net of early repurchase deductions	(940,379)	(23,441)	—	—
Dividends declared and payable	—	(109,334)	—	(5,742)
Net increase	75,590,392	1,775,556	6,226,600	149,923
Class S
Subscriptions	1,786,191	$44,561	—	—
Distributions reinvested	4,316	108	—	—
Dividends declared and payable	—	(506)	—	—
Net increase	1,790,507	44,163	—	—
Class D
Subscriptions	26,114	$650	—	—
Distributions reinvested	131	3	—	—
Dividends declared and payable	—	(9)	—	—
Net increase	26,245	644	—	—
Total net increase	77,407,144	$1,820,363	6,226,600	$149,923
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first business day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per Share for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2025	$25.0625	$—	$—
February 28, 2025	24.9241	—	—
March 31, 2025	24.9275	—	—
April 30, 2025	24.8195	—	—
May 31, 2025	24.9464	—	—
June 30, 2025	24.9490	—	—
July 31, 2025	24.8587	—	—
August 31, 2025	24.8316	—	—
September 30, 2025	24.9088	—	—
October 31, 2025	24.7974	24.7974	—
November 30, 2025	25.0404	25.0404	25.0404
December 31, 2025	25.0447	25.0447	25.0447
(1) As of December 31, 2025, the Fund had no Class N Shares outstanding.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

NAV per Share (1)
Class I
May 31, 2024	$—
June 30, 2024	—
July 31, 2024	—
August 31, 2024	25.0000
September 30, 2024	24.9152
October 31, 2024	25.2860
November 30, 2024	25.4101
December 31, 2024	25.1266
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares. As of December 31, 2024, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

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

In accordance with the Share Repurchase Program, Shares repurchased in the Fund’s tender offer completed during the year ended December 31, 2025 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducted 2.00% from such NAV for Shares that were not outstanding for at least one year (the “Early Repurchase Deduction”). For the year ended December 31, 2025, the Fund repurchased and retired 940,379 Shares for a total price of $23.4 million.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the year ended December 31, 2025 and for the period from May 7, 2024 (inception) to December 31, 2024:

	For the year ended December 31, 2025
	Class I	Class S(5)	Class D(5)
Per share data:
Net asset value at the beginning of period	$25.1266	$24.9088	$24.7974
Net investment income (loss) for period(1)	0.3001	0.1784	(0.1177)
Net realized and unrealized gain (loss)(1)	2.1796	0.5290	0.7712
Net increase (decrease) in net assets from operations	2.4797	0.7074	0.6535
Distributions as a return of capital	(2.5616)	(0.5715)	(0.4062)
Total increase (decrease) in net assets	(0.0819)	0.1359	0.2473
Net asset value at the end of period	$25.0447	$25.0447	$25.0447
Total return based on net asset value(2)	9.87%	2.84%	2.64%
Shares outstanding, end of period	81,816,992	1,790,507	26,245
Ratio / Supplemental Data:
Net assets at end of period (in thousands)	$2,049,085	$44,843	$657
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(6)(7)	6.56%	6.83%	6.71%
Ratio of expense support to average net assets(3)	(1.03)%	(0.48)%	(0.46)%
Ratio of management fee waiver to average net assets(3)	(0.02)%	—%	—%
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)(6)	5.51%	6.35%	6.25%
Ratio of net investment income (loss) to average net assets(3)(6)	2.04%	(1.83)%	(2.43)%
Portfolio turnover rate(4)	6.80%	6.80%	6.80%

(1)Weighted average basic per Share data.
(2)For the year ended December 31, 2025, the total return based on NAV equaled the change in NAV during the year plus distributions declared and payable divided by the beginning NAV for the year. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)The ratios are not annualized and expenses are allocated to the Classes outstanding each month.
(4)Portfolio turnover is calculated using the lesser of the year-to-date sales or year-to-date purchases over the monthly average net assets for the period reported and has not been annualized.
(5)First sales of Class S and Class D Shares commenced in October 2025 and November 2025, respectively.
(6)The ratio of net investment income to average net assets excludes income taxes related to net unrealized gains and losses. The ratio of operating expenses excludes income tax benefit / (expense). For the year ended December 31, 2025, the ratio of income tax benefit related to net investment income to average net assets was (0.54)%, (0.04)% and (0.26)% for Class I, Class S and Class D, respectively, and the ratio of income tax expense related to unrealized gain and loss to average net assets was 3.68%, 3.77% and 4.48% for Class I, Class S and Class D, respectively.
(7)For the year ended December 31, 2025, the ratio of operating expenses to average net assets consisted of the following:

	For the year ended December 31, 2025
	Class I	Class S (5)	Class D (5)
Management fees(3)	1.24%	1.27%	1.28%
Income based fee and capital gains incentive fee(3)	1.39%	1.37%	1.88%
Interest expense(3)	2.81%	2.78%	2.78%
Organizational and offering expenses(3)	0.37%	0.13%	0.13%
Other operating expenses	0.75%	1.28%	0.64%
Total operating expenses	6.56%	6.83%	6.71%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

For the period from May 7, 2024 (inception) to December 31, 2024
Class I(4)
Per share data:
Net asset value at the beginning of period	$25.0000
Net investment income (loss) for period(1)	0.8568
Net realized and unrealized gain (loss)(1)	0.1919
Net increase in net assets from operations	1.0487
Distributions as a return of capital	(0.9221)
Total increase in net assets	0.1266
Net asset value at the end of period	$25.1266
Total return based on net asset value(2)	4.18%
Shares outstanding, end of period	6,226,600
Ratios / Supplemental Data:
Net assets at end of period (in thousands)	$156,453
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)	16.26%
Ratio of expense support to average net assets(3)	(5.07)%
Ratio of management fee waiver to average net assets(3)	(0.48)%
Ratio of incentive fee waiver to average net assets(3)	(0.56)%
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	10.15%
Ratio of net investment income (loss) to average net assets(3)	12.96%
Portfolio turnover rate	0.00%

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
(3)The ratios reflect an annualized amount based on expenses for 145 days from August 9, 2024 to December 31, 2024 for all expenses other than organizational expenses, management fee, management fee waiver, income based fee and capital gains incentive fee, incentive fee waiver, income tax expense, audit and tax expense.
(4)On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
(5)For the period from May 7, 2024 (inception) to December 31, 2024, the ratio of operating expenses to average net assets consisted of the following:

For the period from May 7, 2024 (inception) to December 31, 2024
Class I
Management fees(3)	0.48%
Income based fee and capital gains incentive fee(3)	0.67%
Income tax expense(3)	1.41%
Interest expense (3)	9.16%
Organizational and offering expenses(3)	1.58%
Other operating expenses(3)	2.96%
Total operating expenses	16.26%

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)
segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of the issued consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements or accompanying notes as of and for the year ended December 31, 2025, except as discussed below.

January and February Capital Raise

In its monthly closing for January 2026, the Fund issued and sold 11,395,800 Shares (consisting of 9,860,864 Class I Shares and 1,534,936 Class S Shares at an offering price of $25.0447 per Share for each class), and received approximately $285.4 million as payment for such Shares.

In its monthly closing for February 2026, the Fund issued and sold 16,131,764 Shares (consisting of 14,804,765 Class I Shares and 1,326,999 Class S Shares at an offering price of $25.0263 per Share for each class), and received approximately $403.7 million as payment for such Shares.

March Capital Raise

In its monthly closing for March 2026, the Fund agreed to sells Shares, including Class I Shares and Class S Shares for an aggregate purchase price of $354.2 million. The purchase price per Share will equal the Fund’s NAV per Share of such class as of the last calendar day of February 2026, which is generally expected to be available within 20 business days after March 1, 2026. No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although the Fund does not charge investors an Upfront Sales Load with respect to its Shares, if Class D Shares, Class N Shares or Class S Shares are purchased through certain selling agents, shareholders may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. No Upfront Sales Loads may be charged on Class I Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent. The issuance of the Shares is exempt from the registration requirements of the 1933 Act pursuant to Section 4(a)(2) thereof, by Rule 506(b) of Regulation D promulgated thereunder and/or Regulation S promulgated thereunder.

As of February 28, 2026, the Fund had 106,940,034 Class I Shares, 4,655,998 Class S Shares, 26,510 Class D Shares and no Class N Shares of beneficial interest outstanding.

Distributions

On November 7, 2025, the Fund announced the declaration of regular monthly distributions for January, February and March 2026 and on March 5, 2026, the Fund announced the declaration of regular monthly distributions for April, May and June 2026, in each case for its Class I Shares, Class S Shares, Class D Shares and Class N Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
January 30, 2026	February 23, 2026	$0.2083	$0.2083	$0.2083	$0.2083
February 27, 2026	March 25, 2026	0.2083	0.2083	0.2083	0.2083
March 31, 2026	April 23, 2026	0.2083	0.2083	0.2083	0.2083
April 30, 2026	May 21, 2026	0.2083	0.2083	0.2083	0.2083
May 29, 2026	June 24, 2026	0.2083	0.2083	0.2083	0.2083
June 30, 2026	July 23, 2026	0.2083	0.2083	0.2083	0.2083

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
($ in thousands, except share data, percentages and as otherwise indicated)

These distributions will be paid in cash or reinvested in the Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions to be received by shareholders of the Class S Shares, Class D Shares and Class N Shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class as of their respective record dates. Class I Shares have no shareholder servicing and/or distribution fees. As of March 5, 2026, there are no Class N Shares outstanding.