Form 10-Q
period 2026-03-31
Ares Core Infrastructure Fund
filed 2026-05-14
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026 there was no established public market for the registrant’s common shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of May 11, 2026 was 138,486,201, consisting of 129,940,410, 20,810, 0, and 8,524,981 of Class I, Class D, Class N and Class S common shares, respectively. Common shares outstanding exclude May subscriptions since the issuance price is not yet finalized at this time.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments	$3,128,225	$2,867,841
Controlled/affiliated investments	338,429	252,545
Total investments at fair value (amortized cost of $3,293,622 and $2,988,655, respectively)	3,466,654	3,120,386
Cash and cash equivalents	865,013	296,512
Restricted cash	17,559	24,290
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	10,059	9,358
Offering costs	—	134
Other assets	6,319	4,349
Total assets	$4,365,604	$3,455,029
LIABILITIES
Term loans payable (net of deferred financing costs of $28,783 and $24,710, respectively)	$1,032,007	$1,038,499
Unsettled trades payable	86,097	235,961
Current tax liability	359	—
Deferred tax liability, net	56,584	35,920
Distributions payable	26,285	17,432
Capital gains incentive fee payable	12,355	11,344
Income based incentive fee payable	1,983	2,353
Derivative contracts, at fair value (Cost of $0 and $0, respectively)	4,736	6,274
Interest payable	11,056	8,906
Accrued expenses	743	1,529
Management fees payable	3,402	2,226
Total liabilities	1,235,607	1,360,444
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 125,613,848 and 83,633,744 shares issued and outstanding, respectively	1,257	836
Capital in excess of par value	2,949,479	1,969,450
Accumulated undistributed earnings	179,261	124,299
Total net assets	3,129,997	2,094,585
Total liabilities and net assets	$4,365,604	$3,455,029

NET ASSET VALUE PER SHARE
Class I Shares
Net assets	$2,967,947	$2,049,085
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	119,110,396	81,816,992
Net asset value per share	$24.9176	$25.0447
Class S Shares
Net assets	$161,635	$44,843
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	6,486,791	1,790,507
Net asset value per share	$24.9176	$25.0447
Class D Shares
Net assets	$415	$657
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	16,661	26,245
Net asset value per share	$24.9176	$25.0447
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Income
From non-controlled/non-affiliated investments:
Distribution income	$20,583	$—
Interest income	22,763	1,064
Other income	15,000	—
Total income from non-controlled/non-affiliated investments	58,346	1,064
From controlled/affiliated investments:
Distribution income	6,673	—
Total income from controlled/affiliated investments	6,673	—
Total income	65,019	1,064
Expenses
Interest expense	16,665	3,968
Management fees	8,476	882
Income based incentive fee	1,983	—
Capital gains incentive fee	1,011	2,008
Administration fees	868	852
Offering expenses	502	1,017
Shareholder servicing and distribution fees:
Class S	253	—
Class D	1	—
Legal expenses	4,175	768
Other general and administrative	1,469	277
Total expenses	35,403	9,772
Less: Expense support (Note 3)	(2,631)	(2,908)
Less: Management fee waiver (Note 3)	—	(163)
Net expenses	32,772	6,701
Net investment income/(loss) before income taxes	32,247	(5,637)
Income tax benefit/(expense)	(3,524)	(2,354)
Net investment income/(loss)	28,723	(7,991)

Net realized and unrealized gains/(losses) on investments and derivatives
Net realized gains/(losses):
Non-controlled/non-affiliated investments	83	—
Derivatives	112	919
Net realized gains	195	919
Net unrealized gains/(losses):
Non-controlled/non-affiliated investments	38,484	20,122
Controlled/affiliated investments	2,820	—
Derivatives	2,239	(4,978)
Income tax expense	(17,499)	—
Net unrealized gains	26,044	15,144
Net realized and unrealized gains on investments and derivatives	26,239	16,063
Net increase in net assets resulting from operations	$54,962	$8,072
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
($ in thousands)
(unaudited)
Non-controlled/non-affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Debt investments
First lien senior secured loans
Chemicals
SCIH Salt Holdings Inc.	6.35%	SOFR (Q)	2.75%		01/2029		$7,481	$7,481	$7,457
								7,481	7,457		0.24%

Commercial services and supplies
Covanta Holding Corporation	5.93	SOFR (M)	2.25		01/2031		4,495	4,487	4,482
								4,487	4,482		0.14%

Data centers
CMH01 Holdings LP(5)(6)	8.03	SOFR (M)	4.35		07/2028		113,848	110,333	109,674
CW Nest Property Owner LLC(5)(6)	7.42	SOFR (M)	3.75		11/2028		52,799	48,876	49,107
Galaxy Helios LLC(5)(6)	8.43	SOFR (M)	4.75		08/2028		76,402	72,880	76,259
PowerHouse Data LCX, LLC(5)(6)	8.62	SOFR (M)	4.95		05/2027		29,358	28,574	28,565
								260,663	263,605		8.42%

Electric utilities
Alpha Generation LLC	5.42	SOFR (M)	1.75		09/2031		14,222	14,225	14,173
Astoria Energy LLC	5.95	SOFR (Q)	2.25		06/2032		4,783	4,790	4,783
Astoria Energy LLC	5.92	SOFR (M)	2.25		06/2032		8,874	8,889	8,876
Bayonne Energy Center, LLC	6.70	SOFR (Q)	3.00		10/2032		14,078	14,094	14,078
Carroll County Energy LLC	6.45	SOFR (Q)	2.75		06/2031		16,201	16,235	16,261
Cogentrix Finance Holdco I, LLC	5.92	SOFR (M)	2.25		02/2032		11,242	11,258	11,236
Cornerstone Generation, LLC	5.92	SOFR (Q)	2.25		08/2032		18,403	18,435	18,390
CPV Fairview, LLC	6.20	SOFR (Q)	2.50		08/2031		4,826	4,835	4,799
Hamilton Projects Acquiror, LLC	6.17	SOFR (M)	2.50		05/2031		5,217	5,233	5,222
Hill Top Energy Center, LLC	6.92	SOFR (Q)	3.25		06/2032		13,806	13,856	13,815
Invenergy Thermal Operating I LLC	6.38	SOFR (Q)	2.75		05/2032		4,682	4,694	4,684
Lackawanna Energy Center LLC	6.42	SOFR (M)	2.75		08/2032		24,098	24,150	24,088
Lightning Power, LLC	5.92	SOFR (M)	2.25		08/2031		5,899	5,918	5,906	(3)
South Field Energy LLC	6.70	SOFR (Q)	3.00		08/2031		12,988	12,989	12,997
								159,601	159,308		5.09%

Electrical equipment
Resilience Parent, LLC	6.13	SOFR (Q)	2.50		02/2033		4,001	3,999	3,977
WEC US Holdings Inc.	5.67	SOFR (M)	2.00		01/2031		14,158	14,154	14,127
								18,153	18,104		0.58%

Health care technology
Project Ruby Ultimate Parent Corp.	6.53	SOFR (M)	2.86		03/2028		6,806	6,820	6,768
								6,820	6,768		0.22%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Independent power and renewable electricity producers
Calpine Construction Finance Company, L.P.	5.42%	SOFR (M)	1.75%		07/2030		$6,354	$6,351	$6,353
Potomac Energy Center, LLC	6.42	SOFR (Q)	2.75		08/2032		14,873	14,899	14,873
Talen Energy Supply LLC	5.67	SOFR (M)	2.00		11/2032		11,432	11,412	11,430	(3)
								32,662	32,656		1.04%

Machinery
Osmosis Buyer Limited	6.41	SOFR (Q)	2.75		07/2028		2,490	2,489	2,483
								2,489	2,483		0.08%

Oil, gas and consumable fuels
AL GCX Holdings, LLC	5.92	SOFR (M)	2.25		12/2032		12,000	11,956	11,989
BCP Renaissance Parent L.L.C.	5.95	SOFR (Q)	2.25		10/2031		10,845	10,857	10,791
Blackfin Pipeline LLC	6.69	SOFR (M)	3.00		09/2032		5,985	5,984	6,009
Buckeye Partners LP	5.42	SOFR (M)	1.75		11/2032		3,982	3,989	3,993
Colossus AcquireCo LLC	5.38	SOFR (Q)	1.75		07/2032		8,526	8,503	8,491
CPPIB OVM Member U.S. LLC	5.95	SOFR (Q)	2.25		08/2031		5,832	5,829	5,825
Freeport LNG investments, LLLP	6.89	SOFR (Q)	3.25		02/2033		22,600	22,485	22,581
GIP Pilot Acquisition Partners, L.P.	5.65	SOFR (Q)	2.00		10/2030		5,000	5,013	4,999
ITT Holdings LLC	5.64	SOFR (M)	1.98		10/2030		4,987	4,981	4,967
M6 ETX Holdings II Midco LLC	6.17	SOFR (M)	2.50		04/2032		11,071	11,094	11,100
Oryx Midstream Services Permian Basin LLC	5.93	SOFR (M)	2.25		10/2028		13,379	13,372	13,383
Par Petroleum LLC/Par Petroleum Finance Corp	6.93	SOFR (Q)	3.25		02/2030		1,990	1,997	1,988	(3)
Pasadena Performance Products, LLC (5)	6.95	SOFR (Q)	3.25		02/2032		3,811	3,820	3,782
Prairie ECI Acquiror LP	6.92	SOFR (M)	3.25		08/2029		8,803	8,810	8,810
TransMontaigne Operating Company L.P.	5.92	SOFR (M)	2.25		03/2030		13,507	13,543	13,477
Traverse Midstream Partners LLC	6.17	SOFR (Q)	2.50		02/2028		8,250	8,287	8,243
Venture Global	5.89	SOFR (M)	2.23		05/2029		1,577	1,581	1,570	(3)
Venture Global (5)	5.89	SOFR (M)	2.23		05/2029		197	198	197	(3)
WhiteWater Matterhorn Holdings, LLC	5.45	SOFR (Q)	1.75		06/2032		4,138	4,123	4,112
WhiteWater Whistler Holdings, LLC	5.50	SOFR (Q)	1.75		02/2030		12,021	12,006	11,986
								158,428	158,293		5.06%

Software
Cloud Software Group, Inc.	6.95	SOFR (Q)	3.25		03/2031		3,975	3,964	3,629
ConnectWise, LLC	7.46	SOFR (Q)	3.76		09/2028		4,961	4,970	4,568
Ellucian Holdings Inc.	6.17	SOFR (M)	2.50		10/2029		7,002	7,024	6,799
								15,958	14,996		0.48%

Total first lien senior secured loans								666,742	668,152		21.35%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Senior subordinated loans
Data centers
Retained Vantage Data Centers Intermediate Holdco, L.P.(5)(6)	9.50%	N/A	9.50%		12/2031		$63,979	$60,915	$60,741
Stack SJ Holdings Parent A-I, LLC(5)(6)	9.25	N/A	9.25		06/2030		83,753	83,149	80,730
Total senior subordinated loans								144,064	141,471		4.52%

Total debt investments								$810,806	$809,623		25.87%

Equity investments
Other equity
Independent power and renewable electricity producers
Denali Equity Holdings LLC (1)(5)				03/2025		3,749		330,908	352,185	(2)
Total other equity								330,908	352,185		11.25%

Common equity
Independent power and renewable electricity producers
Aspen Renewables Equity Holdings LLC (1)(5)				09/2024		4,900		431,267	483,667	(2)
Pioneer JV Holdings LLC (1)(5)(6)				10/2025		49		729,355	761,208	(2)
Sierra Equity Holdings LLC (1)(5)(6)				12/2025		4,900		155,589	164,062	(2)
Tango Holdings, LLC (1)(5)(6)				07/2025		511,202		514,285	557,480	(2)
								1,830,496	1,966,417		62.82%

Total common equity								1,830,496	1,966,417		62.82%

Total equity investments								2,161,404	2,318,602		74.08%

Total non-controlled/non-affiliated investments								$2,972,210	$3,128,225		99.94%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
($ in thousands)
(unaudited)
Controlled/affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Equity investments
Common equity
Oil, gas & consumable fuels
Meade Pipeline Co LLC (1)(5)				09/2025		43		$201,487	$215,952	(2)
Redwood Meade Midstream MPC, LLC (1)(5)				09/2025		50		35,212	37,764	(2)
								236,699	253,716		8.11%

Transportation infrastructure
AEJV SPV LP (1)(5)				03/2026		84,546,000		84,713	84,713	(2)
								84,713	84,713		2.70%

Total common equity								321,412	338,429		10.81%

Total equity investments								321,412	338,429		10.81%

Total controlled/affiliated investments								321,412	338,429		10.81%

Total investments								$3,293,622	$3,466,654		110.76%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
($ in thousands)
(unaudited)
Cash Equivalents

Company	Acquisition Date	Maturity Date	Dividend Yield	Units	Cost	Fair Value	% of Net Assets
Treasury Bill	01/2026	04/2026	3.41%	225,000	$224,665	$224,660
Treasury Bill	03/2026	06/2026	3.58	200,000	198,434	198,442
First American U.S. Treasury Sweep (Y Shares)	02/2025	N/A	3.24	165	165	165
First American U.S. Treasury Sweep (Y Shares)	07/2025	N/A	3.24	174	174	174
Total Cash Equivalents					$423,438	$423,441	13.53%

(1) Securities exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) and may be deemed “restricted securities” subject to legal restrictions on sales. As of March 31, 2026, the aggregate fair value of these securities is $2,657.0 million, which represents 84.89% of the Fund’s (as defined below) net assets or 60.86% of the Fund’s total assets.
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
(3) This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.48% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of March 31, 2026.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semiannually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of March 31, 2026.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investment.
(6) As of March 31, 2026, the Fund had commitments to fund various delayed draw term loans and equity investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See “Note 7. Commitments and Contingencies” to the unaudited consolidated financial statements for more information on delayed draw term loan commitments related to certain portfolio companies. Principal reflects the funded principal as of March 31, 2026.
(7) As defined in the Investment Company Act, the Fund is deemed both to be an “Affiliated Person” and to “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). For the three months ended March 31, 2026, the Fund’s controlled/affiliated investments were as follows:

Company	Fair value as of December 31, 2025	Gross Additions	Gross Reductions	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value as of March 31, 2026	Dividend and Interest Income
Meade Pipeline Co LLC	$214,956	$—	$1,401	$—	$2,397	$215,952	$5,672
Redwood Meade Midstream MPC, LLC	37,589	—	248	—	423	37,764	1,001
AEJV SPV LP	—	84,713	—	—	—	84,713	—
	$252,545	$84,713	$1,649	$—	$2,820	$338,429	$6,673

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
($ in thousands)
(unaudited)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Corresponding Debt	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	Denali Credit Agreement	09/2029	Quarterly	$39,666	$3,880	$—	$3,880
Interest rate swap	2.530	Daily SOFR	MUFG Bank, Ltd.	Denali Credit Agreement	09/2029	Quarterly	39,666	3,867	—	3,867
Interest rate swap	4.194	Daily SOFR	NatWest Markets Plc	Denali Credit Agreement	09/2029	Quarterly	19,831	(544)	—	(544)
Interest rate swap	4.194	Daily SOFR	Bayerische Landesbank	Denali Credit Agreement	09/2029	Quarterly	15,067	(413)	—	(413)
Interest rate swap	4.194	Daily SOFR	PNC Bank, National Association	Denali Credit Agreement	09/2029	Quarterly	15,067	(413)	—	(413)
Interest rate swap	4.194	Daily SOFR	Bank of China Limited New York Branch	Denali Credit Agreement	09/2029	Quarterly	12,821	(351)	—	(351)
Interest rate swap	4.194	Daily SOFR	Canadian Imperial Bank of Commerce	Denali Credit Agreement	09/2029	Quarterly	12,053	(330)	—	(330)
Interest rate swap	4.059	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	18,750	(127)	—	(127)
Interest rate swap	4.058	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	18,750	(125)	—	(125)
Interest rate swap	3.757	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	65,430	152	—	152
Interest rate swap	3.759	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	65,430	143	—	143
Interest rate swap	4.158	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	69,281	(1,216)	—	(1,216)
Interest rate swap	4.158	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	23,094	(406)	—	(406)
Interest rate swap	4.158	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	23,094	(405)	—	(405)
Interest rate swap	4.158	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	23,094	(406)	—	(406)
Interest rate swap	3.875	Daily SOFR	Societe Generale	Pioneer Credit Agreement	10/2030	Quarterly	84,750	1,054	—	1,054
Interest rate swap	3.884	Daily SOFR	Natixis Bank, New York Branch	Pioneer Credit Agreement	10/2030	Quarterly	84,750	963	—	963
Total							$630,594	$5,323	$—	$5,323

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)
Non-controlled/non-affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Debt investments
First lien senior secured loans
Chemicals
SCIH Salt Holdings Inc.	6.52%	SOFR (Q)	2.75%		01/2029		$7,500	$7,500	$7,511
								7,500	7,511		0.36%

Commercial services and supplies
Covanta Holding Corporation	5.98	SOFR (M)	2.25		01/2031		4,500	4,492	4,500
								4,492	4,500		0.21%

Electric utilities
Alpha Generation LLC	5.72	SOFR (M)	2.00		09/2031		10,258	10,271	10,285
Astoria Energy LLC	6.42	SOFR (Q)	2.75		06/2032		6,989	6,992	7,035
Astoria Energy LLC	6.47	SOFR (M)	2.75		06/2032		2,121	2,122	2,135
Bayonne Energy Center, LLC	6.67	SOFR (Q)	3.00		10/2032		9,113	9,134	9,165
Carroll County Energy LLC	6.42	SOFR (Q)	2.75		06/2031		16,958	16,995	17,021
Cogentrix Finance Holdco I, LLC	5.97	SOFR (M)	2.25		02/2032		11,623	11,640	11,684
Cornerstone Generation, LLC	7.09	SOFR (Q)	3.25		08/2032		8,738	8,769	8,807
CPV Fairview, LLC	6.17	SOFR (Q)	2.50		08/2031		6,000	6,007	6,021
EFS Cogen Holdings I LLC	6.67	SOFR (Q)	3.00		10/2031		4,136	4,149	4,165
Hill Top Energy Center, LLC	6.92	SOFR (Q)	3.25		06/2032		11,842	11,886	11,945
Invenergy Thermal Operating I LLC	6.41	SOFR (Q)	2.75		05/2032		4,817	4,830	4,830
Lackawanna Energy Center LLC	6.78	SOFR (M)	3.00		08/2032		12,903	12,943	12,971
Lightning Power, LLC	5.97	SOFR (M)	2.25		08/2031		2,914	2,926	2,926	(3)
South Field Energy LLC	6.67	SOFR (Q)	3.00		08/2031		10,937	10,935	11,006
								119,599	119,996		5.73%

Electrical equipment
WEC US Holdings Inc.	5.87	SOFR (M)	2.00		01/2031		6,174	6,178	6,182
								6,178	6,182		0.30%

Health care technology
Project Ruby Ultimate Parent Corp.	6.58	SOFR (M)	2.86		03/2028		6,823	6,839	6,839
								6,839	6,839		0.33%

Independent power and renewable electricity producers
Calpine Construction Finance Company, L.P.	5.47	SOFR (M)	1.75		07/2031		6,354	6,351	6,357
Potomac Energy Center, LLC	6.84	SOFR (Q)	3.00		08/2032		12,356	12,379	12,449
Talen Energy Supply LLC	5.67	SOFR (Q)	2.00		11/2032		11,461	11,440	11,454	(3)
TerraForm Power Operating, LLC	5.67	SOFR (Q)	2.00		05/2029		3,484	3,469	3,482
								33,639	33,742		1.61%

Insurance
Acrisure, LLC	6.72	SOFR (M)	3.00		11/2030		496	490	495
								490	495		0.02%

IT Services
CMH01 Holdings LP(5)(6)	8.03	SOFR (M)	4.35		07/2028		80,929	77,179	77,179
CW Nest Property Owner LLC(5)(6)	7.48	SOFR (M)	3.75		11/2028		18,841	14,591	14,591
Galaxy Helios LLC(5)(6)	8.43	SOFR (M)	4.75		08/2028		62,713	58,963	58,963
PowerHouse Data LCX, LLC(5)(6)	8.62	SOFR (M)	4.95		05/2027		15,379	14,440	14,440
								165,173	165,173		7.88%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Machinery
AI Aqua Merger Sub, Inc.	6.85%	SOFR (Q)	3.00%		07/2028		$2,490	$2,489	$2,494	(3)
								2,489	2,494		0.12%

Multi-utilities
Hamilton Projects Acquiror, LLC	6.22	SOFR (M)	2.50		05/2031		5,333	5,350	5,363
								5,350	5,363		0.26%

Oil, gas and consumable fuels
AL GCX Holdings, LLC	5.98	SOFR (M)	2.25		12/2032		12,000	11,955	12,008
BCP Renaissance Parent L.L.C.	6.17	SOFR (Q)	2.50		10/2028		8,865	8,882	8,909
Blackfin Pipeline LLC	6.75	SOFR (M)	3.00		09/2032		6,000	5,999	6,005
Buckeye Partners LP	5.47	SOFR (M)	1.75		11/2032		3,992	3,999	4,011
Colossus AcquireCo LLC	5.41	SOFR (Q)	1.75		07/2032		10,548	10,514	10,535
CPPIB OVM Member U.S. LLC	6.17	SOFR (Q)	2.50		08/2031		2,282	2,272	2,295
Freeport LNG investments, LLLP	7.15	SOFR (Q)	3.26		11/2026		3,476	3,465	3,477
Freeport LNG investments, LLLP	7.12	SOFR (Q)	3.25		12/2028		8,161	8,128	8,185
GIP Pilot Acquisition Partners, L.P.	5.94	SOFR (Q)	2.00		10/2030		5,000	5,013	5,005
ITT Holdings LLC	6.19	SOFR (M)	2.48		10/2030		1,739	1,740	1,748
M6 ETX Holdings II Midco LLC	6.22	SOFR (M)	2.50		04/2032		11,472	11,496	11,525
Oryx Midstream Services Permian Basin LLC	5.98	SOFR (M)	2.25		10/2028		8,413	8,398	8,446
Par Petroleum LLC/Par Petroleum Finance Corp	6.95	SOFR (Q)	3.25		02/2030		1,995	2,002	2,001
Pasadena Performance Products, LLC	6.92	SOFR (Q)	3.25		02/2032		3,889	3,899	3,884
Prairie ECI Acquiror LP	7.47	SOFR (M)	3.75		08/2029		8,825	8,832	8,867
TransMontaigne Operating Company L.P.	6.22	SOFR (M)	2.50		11/2028		13,507	13,544	13,591
Traverse Midstream Partners LLC	6.34	SOFR (Q)	2.50		02/2028		8,250	8,292	8,258
Venture Global	5.94	SOFR (M)	2.23		05/2029		1,577	1,581	1,568	(3)
Venture Global (5)	5.94	SOFR (M)	2.23		05/2029		197	198	196	(3)
WhiteWater Matterhorn Holdings, LLC	5.92	SOFR (Q)	2.25		06/2032		3,550	3,548	3,560
WhiteWater Whistler Holdings, LLC	5.44	SOFR (Q)	1.75		02/2030		13,487	13,470	13,431
								137,227	137,505		6.56%

Software
Applied Systems, Inc.	6.17	SOFR (Q)	2.50		02/2031		2,538	2,538	2,552
Cloud Software Group, Inc.	6.92	SOFR (Q)	3.25		03/2031		3,985	3,974	3,988
ConnectWise, LLC	7.43	SOFR (Q)	3.76		09/2028		4,974	4,984	4,878
Ellucian Holdings Inc.	6.47	SOFR (M)	2.75		10/2029		7,019	7,043	7,055
								18,539	18,473		0.88%

Total first lien senior secured loans								507,515	508,273		24.27%

Senior subordinated loans
IT Services
Stack SJ Holdings Parent A-I, LLC(5)(6)	9.25	N/A	9.25		06/2030		55,742	55,104	54,314	(2)
								55,104	54,314		2.59%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Specialized REITs
Retained Vantage Data Centers Intermediate Holdco, L.P.(5)(6)	9.50%	N/A	9.50%		12/2031		$38,542	$35,345	$35,304	(2)
								35,345	35,304		1.69%

Total senior subordinated loans								90,449	89,618		4.28%

Total debt investments								$597,964	$597,891		28.54%

Equity investments
Other equity
Independent power and renewable electricity producers
Denali Equity Holdings LLC (1)(5)				09/2024		3,749		$340,995	$354,399	(2)
Total other equity								340,995	354,399		16.92%

Common equity
Independent power and renewable electricity producers
Aspen Renewables Equity Holdings LLC (1)(5)				03/2025		4,900		431,267	479,667	(2)
Pioneer JV Holdings LLC (1)(5)(6)				10/2025		49		731,872	753,613	(2)
Sierra Equity Holdings LLC (1)(5)(6)				12/2025		4,900		155,587	155,587	(2)
Tango Holdings, LLC (1)(5)(6)				07/2025		488,168		492,623	526,684	(2)
Total common equity								1,811,349	1,915,551		91.45%

Total equity investments								2,152,344	2,269,950		108.37%

Total non-controlled/non-affiliated investments								$2,750,308	$2,867,841		136.91%

Controlled/affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Equity investments
Common equity
Oil, gas & consumable fuels
Meade Pipeline Co LLC (1)(5)				09/2025		43		$202,888	$214,956	(2)
Redwood Meade Midstream MPC, LLC (1)(5)				09/2025		50		35,459	37,589	(2)
Total common equity								238,347	252,545		12.07%

Total equity investments								238,347	252,545		12.07%

Total controlled/affiliated investments								238,347	252,545		12.07%

Total investments								$2,988,655	$3,120,386		148.98%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)
Cash Equivalents

Company	Acquisition Date	Maturity Date	Dividend Yield	Units	Cost	Fair Value	% of Net Assets
First American U.S. Treasury Sweep (Y Shares)	02/2025	N/A	3.45%	173	$173	$173
First American U.S. Treasury Sweep (Y Shares)	07/2025	N/A	3.46	174	174	174
Total Cash Equivalents					$347	$347	0.02%

(1) Securities exempt from registration under the 1933 Act and may be deemed “restricted securities” subject to legal restrictions on sales. As of December 31, 2025, the aggregate fair value of these securities is $2,522.5 million, which represents 120.43% of the Fund’s net assets or 73.01% of the Fund’s total assets.
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
(3) This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.54% of the Fund’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2025.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to “SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semiannually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of December 31, 2025.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investment.
(6) As of December 31, 2025, the Fund had commitments to fund various delayed draw term loans and equity investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See “Note 7. Commitments and Contingencies” to the unaudited consolidated financial statements for more information on delayed draw term loan commitments related to certain portfolio companies.
(7) As defined in the Investment Company Act, the Fund is deemed both to be an “Affiliated Person” and to “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). For the year ended December 31, 2025, the Fund’s controlled/affiliated investments were as follows:

Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value as of December 31, 2025	Dividend and Interest Income
Meade Pipeline Co LLC	$—	$202,888	$—	$—	$12,068	$214,956	$—
Redwood Meade Midstream MPC, LLC	—	35,459	—	—	2,130	37,589	—
	$—	$238,347	$—	$—	$14,198	$252,545	$—

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
($ in thousands)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Corresponding Debt	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	Denali Credit Agreement	09/2029	Quarterly	$40,132	$3,756	$—	$3,756
Interest rate swap	2.530	Daily SOFR	MUFG Bank, Ltd.	Denali Credit Agreement	09/2029	Quarterly	40,132	3,743	—	3,743
Interest rate swap	4.194	Daily SOFR	NatWest Markets Plc	Denali Credit Agreement	09/2029	Quarterly	20,064	(684)	—	(684)
Interest rate swap	4.194	Daily SOFR	Bayerische Landesbank	Denali Credit Agreement	09/2029	Quarterly	15,244	(519)	—	(519)
Interest rate swap	4.194	Daily SOFR	PNC Bank, National Association	Denali Credit Agreement	09/2029	Quarterly	15,244	(519)	—	(519)
Interest rate swap	4.194	Daily SOFR	Bank of China Limited New York Branch	Denali Credit Agreement	09/2029	Quarterly	12,972	(441)	—	(441)
Interest rate swap	4.194	Daily SOFR	Canadian Imperial Bank of Commerce	Denali Credit Agreement	09/2029	Quarterly	12,195	(415)	—	(415)
Interest rate swap	4.059	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	18,750	(172)	—	(172)
Interest rate swap	4.058	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	18,750	(169)	—	(169)
Interest rate swap	3.757	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	65,430	(346)	—	(346)
Interest rate swap	3.759	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	65,430	(357)	—	(357)
Interest rate swap	4.158	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	69,281	(1,323)	—	(1,323)
Interest rate swap	4.158	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	23,094	(443)	—	(443)
Interest rate swap	4.158	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	23,094	(442)	—	(442)
Interest rate swap	4.158	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	23,094	(444)	—	(444)
Interest rate swap	3.875	Daily SOFR	Societe Generale	Pioneer Credit Agreement	10/2030	Quarterly	84,750	975	—	975
Interest rate swap	3.884	Daily SOFR	Natixis Bank, New York Branch	Pioneer Credit Agreement	10/2030	Quarterly	84,750	884	—	884
Total							$632,406	$3,084	$—	$3,084

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2026	2025
Operations:
Net investment income/(loss)	$28,723	$(7,991)
Net realized gains	195	919
Net unrealized gains	26,044	15,144
Net increase in net assets resulting from operations	54,962	8,072
Distributions to shareholders:
Distributed capital in excess of par—Class I	(66,221)	(11,355)
Distributed capital in excess of par—Class S	(2,767)	—
Distributed capital in excess of par—Class D	(14)	—
Net decrease in net assets from distributions	(69,002)	(11,355)
Share transactions:
Class I:
Proceeds from shares sold	930,749	412,827
Share transfers between classes	249	—
Distributions reinvested	17,694	2,597
Repurchased shares, net of early repurchase deduction of $35	(16,375)	—
Net increase in net assets from share transactions	932,317	415,424
Class S:
Proceeds from shares sold	116,553	—
Share transfers between classes	—	—
Distributions reinvested	821	—
Repurchased shares, net of early repurchase deduction	—	—
Net increase in net assets from share transactions	117,374	—
Class D:
Proceeds from shares sold	—	—
Share transfers between classes	(249)	—
Distributions reinvested	10	—
Repurchased shares, net of early repurchase deduction	—	—
Net decrease in net assets from share transactions	(239)	—
Total increase in net assets	1,035,412	412,141
Net assets, beginning of period	2,094,585	156,453
Net assets, end of period	$3,129,997	$568,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$54,962	$8,072
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of investments	(1,061)	—
Purchases of investments	(357,812)	(430,935)
Amortization of deferred financing costs	1,625	329
Amortization of offering costs	173	1,017
Change in deferred tax liability, net	21,023	2,354
Net change in unrealized (gain)/loss on investments	(41,304)	(20,122)
Net change in unrealized (gain)/loss on derivatives	(2,239)	4,978
Realized gain on investments	(83)	—
Return of capital from investments	13,479	6,407
Proceeds from repayments or sales of investments	40,513	—
Changes in operating assets and liabilities:
Prepaid expenses	—	324
Management fees payable	1,176	555
Capital gains incentive fee payable	1,011	2,008
Income based incentive fee payable	(370)	—
Accrued expenses	(825)	(1,355)
Other assets	(1,970)	—
Interest payable	2,150	(2,048)
Unsettled trades payable	(149,864)	23,536
Net cash used in operating activities	(419,416)	(404,880)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	1,047,302	412,827
Borrowings from term loans	—	50,000
Repayments of term loans	(2,419)	—
Payments for deferred financing costs	(5,699)	(4,934)
Repurchased shares, net of early repurchase deduction	(16,375)	—
Distributions to shareholders	(41,623)	(9,368)
Net cash provided by financing activities	981,186	448,525
Net change in cash, cash equivalents and restricted cash	561,770	43,645
Cash, cash equivalents and restricted cash, beginning of period	320,802	27,317
Cash, cash equivalents and restricted cash, end of period	$882,572	$70,962
Supplemental Information:
Interest paid during the period	$12,891	$5,687
Non-cash financing activity:
Offering costs	39	9
Distribution reinvested	18,525	2,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
1. ORGANIZATION

Ares Core Infrastructure Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust that was formed on May 7, 2024. The Fund is an externally managed, closed-end management investment company. The Fund has elected to be regulated (the “BDC Election”) as a business development company (“BDC”) under the 1940 Act since December 2, 2024.

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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions, short-term, liquid investments in money market funds and/or Treasury Bills with maturity dates of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value. The following table provides a reconciliation of cash and cash equivalents reported within the statement of assets and liabilities:

	As of
	March 31, 2026	December 31, 2025
Cash	$441,572	$296,165
Cash equivalents	423,441	347
Total cash and cash equivalents	$865,013	$296,512

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of assets and liabilities that sum to the total of the same such amounts shown in the statement of cash flows:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$865,013	$296,512
Restricted cash	17,559	24,290
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$882,572	$320,802

Offering Expenses

Offering costs include costs associated with the Private Offering. Offering costs may be reimbursed by the Adviser, subject to potential repayment. For continuous offerings, offering costs are then amortized over the twelve months following the expense being incurred on a straight-line basis.

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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

Distribution Income Recognition

Distribution income on common and other equity is recorded on the date it is declared by private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Because we hold mostly private portfolio companies, distributions on equity investments are typically declared and paid to the Fund in the quarter subsequent to when the associated income is generated by the respective portfolio company. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the three months ended March 31, 2026 and 2025, the Fund received $40.7 million and $6.3 million of distributions from investments, of which $13.5 million and $6.3 million, respectively, were classified as a return of capital.

Other Income

Other income is recorded on an accrual basis to the extent that such amounts are payable and are expected to be collected. For the three months ended March 31, 2026, other income relates to deal termination fees.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815—Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “derivatives” under the “net realized and unrealized gains on investments and derivatives” section in the Fund’s consolidated statements of operations. The Fund does not utilize hedge accounting under ASC 815 for any of its derivatives.

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
As of March 31, 2026
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

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of March 31, 2026 and December 31, 2025, the majority of the Fund’s portfolio was concentrated in four investments.

Segment Reporting

In accordance with ASC Topic 280—Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

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

Related Party Transactions

As of March 31, 2026 and December 31, 2025, the Fund had received aggregate capital contributions totaling approximately $52.0 million and $47.3 million, respectively, from affiliates of the Adviser.

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
As of March 31, 2026
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

Under the Investment Advisory Agreement, the base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser extended the waiver until the Fund’s first monthly closing as a BDC. The Fund incurred $8.5 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, in management fees under the Investment Advisory Agreement. The Adviser did not voluntarily waive any management fees earned in accordance with the Investment Advisory Agreement for the three months ended March 31, 2026. The Adviser voluntarily waived $0.2 million of management fees earned for the three months ended March 31, 2025. This waiver is not subject to recoupment.

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
As of March 31, 2026
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
As of March 31, 2026
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

The base management fee, income based fee and capital gains incentive fee for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Base management fee	$8,476	$882
Income based incentive fee	1,983	—
Capital gains incentive fee (1)	1,011	2,008
(1) Accrued in accordance with GAAP as discussed above.

There was no capital gains incentive fee actually payable to the Fund’s Adviser as calculated under the Investment Advisory Agreement for the three months ended March 31, 2026 and 2025. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $12.4 million and $11.3 million, respectively, as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Fund has not paid any capital gains incentive fee since inception.

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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The Fund incurred $0.3 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, in administrative fees allocated to the Fund from the Administrator, which are included in “Administration fees” in the Fund’s consolidated statements of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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
As of March 31, 2026
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

The Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by (i) the vote of a majority of the Independent Trustees of the Fund, or by vote of a majority of the outstanding voting securities of the Fund, or (ii) by the Placement Agent, in each case on 60 days’ written notice to the other party. The Placement Agent Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act. Effective January 2, 2026, AWMS, was consolidated with and into Ares Management Capital Markets LLC (“AMCM”), and AMCM became the Placement Agent; in connection with such consolidation, the Placement Agent Agreement was amended to reflect that, effective as of January 2, 2026, AMCM is the Placement Agent. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of FINRA, an affiliate of the Adviser and an indirect subsidiary of Ares.

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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
4. INVESTMENTS

As of March 31, 2026 and December 31, 2025, investments consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Common equity	$2,151,908	$2,304,846	$2,049,696	$2,168,096
Other equity	330,908	352,185	340,995	354,399
First lien senior secured loans	666,742	668,152	507,515	508,273
Senior subordinated loans	144,064	141,471	90,449	89,618
Total investments	$3,293,622	$3,466,654	$2,988,655	$3,120,386

Derivative contracts, at fair value (asset)	$—	$10,059	$—	$9,358
Derivative contracts, at fair value (liability)	—	(4,736)	—	(6,274)
Total derivative contracts	$—	$5,323	$—	$3,084

The Fund generally uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions as a percentage of the Fund’s portfolio at fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
Industry
Independent power and renewable electricity producers	67.8%	73.8%
Oil, gas and consumable fuels	11.9	12.5
Data centers (1)	11.7	—
Electric utilities	4.6	3.9
Transportation infrastructure	2.5	—
Electrical equipment	0.5	0.2
Software	0.4	0.6
Chemicals	0.2	0.2
Health care technology	0.2	0.2
Commercial services and supplies	0.1	0.2
Machinery	0.1	0.1
IT services	—	7.0
Multi-utilities	—	0.2
Specialized REITs	—	1.1
Total	100.0%	100.0%

(1) As of March 31, 2026, the Fund reclassified the industry classifications of certain investments from IT services and specialized REITs to data centers. The reclassification had no impact on the consolidated statement of assets and liabilities as of December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
Geographic region
United States	100.0%	100.0%
Total	100.0%	100.0%

As of March 31, 2026 and December 31, 2025, there were no investments on non-accrual status.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

5. DEBT

The Fund’s average outstanding debt and weighted average interest rate for the three months ended March 31, 2026 and 2025 was as follows:

		Three months ended March 31,
		2026		2025
	Maturity Date	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate
Denali Credit Agreement	09/2029	$206,527	5.69%	$212,504	6.36%
Aspen Credit Agreement	03/2030	224,481	5.39	10,000	6.07
ACI Portfolio Aggregator Credit Agreement	04/2027	20,000	6.29	—	—
Tango Credit Agreement	07/2030	184,750	5.18	—	—
BNP Funding Facility	03/2028	200,000	4.93	—	—
Pioneer Credit Agreement	10/2030	226,000	5.18	—	—
Total		$1,061,758	5.30%	$222,504	6.35%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes a $205.6 million term loan (the “Denali Term Loan”), of which $205.6 million was drawn as of March 31, 2026, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $208.0 million was drawn on the Denali Term Loan and nothing was drawn on the Denali DSR LC Facility. The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make interest payments quarterly, which payments began in February 2025. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Aspen Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (as amended, the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in two portfolio companies of the Fund.

On March 13, 2026 (the “Aspen Amendment Effective Date”), the Aspen Borrower and the Aspen Pledgor entered into the First Amendment to the Aspen Credit Agreement (the “First Aspen Amendment”).

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

The First Aspen Amendment, among other things, provides for an additional (a) $249.9 million delayed draw term loan, and (b) $16.1 million debt service letters of credit facility. After giving effect to the First Aspen Amendment, the Aspen Credit Agreement provides for an aggregate term loan facility of approximately $478.0 million (the “Aspen Term Loan”), of which $224.5 million was drawn as of March 31, 2026, and debt service letters of credit facility of $31.7 million (“Aspen DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $224.5 million was drawn on the Aspen Term Loan and nothing was drawn on the Aspen DSR LC Facility. Pursuant to the terms of the First Aspen Amendment, the interest rate charged on outstanding borrowings under the Aspen Credit Agreement for the period from the Aspen Amendment Effective Date until March 14, 2028, decreased from SOFR plus 1.75% to SOFR plus 1.625%, with a 0.125% step-up after March 14, 2028 and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. In addition, pursuant to the terms of the First Aspen Amendment, the rate for Aspen DSR LC Facility fees under the Aspen Credit Agreement decreased from 1.725% to 1.625%, in each case multiplied by the stated amount of the applicable letter of credit and with a 0.125% step-up after March 14, 2028.
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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, ACI Portfolio Aggregator SPV LLC, as borrower (“ACI Portfolio Aggregator”), a wholly-owned subsidiary of the Fund, entered into a Revolving Credit Agreement that provides a revolving line of credit (as amended, the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. On March 25, 2026 ACI Portfolio Aggregator increased the aggregate amount of total commitments available under the ACI Portfolio Aggregator Credit Agreement from $50.0 million to $200.0 million. There were $20.0 million in borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of March 31, 2026 and December 31, 2025.

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

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
signatories thereto. The Tango Credit Agreement is related to ACI Tango's investment in a portfolio company of the Fund and includes a $334.8 million delayed draw term loan (the “Tango Term Loan”), of which $184.8 million was drawn as of March 31, 2026, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $184.8 million was drawn on the Tango Term Loan and nothing was drawn on the Tango DSR LC Facility. Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make interest payments quarterly, which payments began in November 2025. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, the Fund entered into a Revolving Credit and Security Agreement (the “BNP Funding Facility”) with ACI Liquid Aggregator SPV, LLC, a wholly owned subsidiary of the Fund, as borrower (the “BNP Borrower”), the Fund, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, that (i) provides a facility amount of $200.0 million and (ii) has a reinvestment period ending on September 23, 2027. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which the Fund will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were $200.0 million in borrowings drawn on the BNP Funding Facility as of March 31, 2026 and December 31, 2025.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes a $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $226.0 million was drawn as of March 31, 2026, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $226.0 million was drawn on the Pioneer Term Loan and nothing was drawn on the Pioneer DSR LC Facility.

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. The Pioneer Borrower began making interest payments quarterly in January 2026, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

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

Rover Credit Agreement

See “Note 13. Subsequent Events” for a subsequent event relating to the Fund’s acquisition of two wholly owned indirect subsidiaries who are parties to the Rover Credit Agreement (as defined below).

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

As of March 31, 2026 and December 31, 2025, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedules of investments.

The net change in unrealized appreciation (depreciation) related to the interest rate swaps was approximately $2.2 million and $(5.0) million for the three months ended March 31, 2026 and 2025, respectively, which is included in “derivatives” under “net unrealized gains/(losses)” in the Fund’s consolidated statements of operations. The net swap amounts

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
are settled quarterly, which began in February 2025, and are recorded as net realized gains/(losses) in “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statements of operations. For the three months ended March 31, 2026 and 2025, there were net interest rate swap payments received resulting in a realized gain of $0.1 million and $0.9 million, respectively.

The balance sheet impact of fair valuing the interest rate swaps as of March 31, 2026 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statements of Assets and Liabilities
Interest rate swap	$39,666	09/2029	$3,880	$—	$—	$3,880	Derivative contracts, at fair value
Interest rate swap	39,666	09/2029	3,867	—	—	3,867	Derivative contracts, at fair value
Interest rate swap	19,831	09/2029	—	(544)	—	(544)	Derivative contracts, at fair value
Interest rate swap	15,067	09/2029	—	(413)	—	(413)	Derivative contracts, at fair value
Interest rate swap	15,067	09/2029	—	(413)	—	(413)	Derivative contracts, at fair value
Interest rate swap	12,821	09/2029	—	(351)	—	(351)	Derivative contracts, at fair value
Interest rate swap	12,053	09/2029	—	(330)	—	(330)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(127)	—	(127)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(125)	—	(125)	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	152	—	—	152	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	143	—	—	143	Derivative contracts, at fair value
Interest rate swap	69,281	07/2030	—	(1,216)	—	(1,216)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(406)	—	(406)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(405)	—	(405)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(406)	—	(406)	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	1,054	—	—	1,054	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	963	—	—	963	Derivative contracts, at fair value
Total			$10,059	$(4,736)	$—	$5,323

The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2025 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statements of Assets and Liabilities
Interest rate swap	$40,132	09/2029	$3,756	$—	$—	$3,756	Derivative contracts, at fair value
Interest rate swap	40,132	09/2029	3,743	—	—	3,743	Derivative contracts, at fair value
Interest rate swap	20,064	09/2029	—	(684)	—	(684)	Derivative contracts, at fair value
Interest rate swap	15,244	09/2029	—	(519)	—	(519)	Derivative contracts, at fair value
Interest rate swap	15,244	09/2029	—	(519)	—	(519)	Derivative contracts, at fair value
Interest rate swap	12,972	09/2029	—	(441)	—	(441)	Derivative contracts, at fair value
Interest rate swap	12,195	09/2029	—	(415)	—	(415)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(172)	—	(172)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	—	(169)	—	(169)	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	—	(346)	—	(346)	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	—	(357)	—	(357)	Derivative contracts, at fair value
Interest rate swap	69,281	07/2030	—	(1,323)	—	(1,323)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(443)	—	(443)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(442)	—	(442)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(444)	—	(444)	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	975	—	—	975	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	884	—	—	884	Derivative contracts, at fair value
Total			$9,358	$(6,274)	$—	$3,084

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
For the three months ended March 31, 2026 and 2025, the average outstanding notional value of interest rate swaps was $631.3 million and $166.9 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business and related to its investments in Infrastructure Assets, the Fund may from time to time enter into customary guarantee arrangements related to portfolio companies. As of March 31, 2026, the Fund has guaranteed obligations under certain portfolio-company agreements with a maximum risk of loss of $93.3 million. The Fund has also entered into certain separate back-to-back indemnification agreements which, subject to certain conditions, indemnify the Fund from most payments that would otherwise need to be made under the related guarantee arrangement. As of March 31, 2026, the Fund has not been required to make payments under the guarantee arrangements and believes the credit risks to be remote and the fair value of this guarantee arrangement to be immaterial.

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund will be obligated to reimburse the Fund’s Adviser for such advanced expenses within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued. As of March 31, 2026 and December 31, 2025, the total amount of advanced expenses subject to recoupment by the Adviser was $17.6 million and $14.9 million, respectively, with expirations as follows:

For the Quarter Ended	Amount	Eligible for Reimbursement through (1)
June 30, 2024	$2,050	June 30, 2027
September 30, 2024	1,231	September 30, 2027
December 31, 2024	493	December 31, 2027
March 31, 2025	2,908	March 31, 2028
June 30, 2025	2,668	June 30, 2028
September 30, 2025	3,007	September 30, 2028
December 31, 2025	2,564	December 31, 2028
March 31, 2026	2,631	March 31, 2029

(1) Individual expenses are only eligible for reimbursement within three years prior to the last business day of the applicable month in which they were incurred, which may be prior to the end of the respective quarter noted.

As of March 31, 2026 and December 31, 2025, Available Operating Funds did not exceed the cumulative distributions accrued to the Fund’s shareholders and, therefore, a Reimbursement Payment obligation was not deemed probable and was not recorded.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Investment Commitments

As of March 31, 2026, the Fund had unfunded commitments on delayed draw term loans and equity investments of $301.6 million and $323.4 million, respectively. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans and equity investments of $450.4 million and $344.2 million, respectively. As of March 31, 2026 and December 31, 2025, the Fund’s unfunded commitments consisted of:

		As of
		March 31, 2026		December 31, 2025
Company	Commitment Type(1)(2)	Total Commitment	Unfunded Amount	Total Commitment	Unfunded Amount
Stack SJ Holdings Parent A-I, LLC	Delayed Draw Term Loan	$137,500	$53,747	$137,500	$81,758
Retained Vantage Data Centers Intermediate Holdco, L.P.	Delayed Draw Term Loan	185,000	121,021	185,000	146,458
CMH01 Holdings LP	Delayed Draw Term Loan	125,000	11,152	125,000	44,071
PowerHouse Data LCX, LLC	Delayed Draw Term Loan	75,000	45,642	75,000	59,622
Galaxy Helios LLC	Delayed Draw Term Loan	100,000	23,598	100,000	37,287
CW Nest Property Owner LLC	Delayed Draw Term Loan	99,222	46,423	100,000	81,159
Tango Holdings, LLC	Equity	517,419	6,216	517,419	29,250
Pioneer JV Holdings LLC	Equity	770,725	45,145	768,580	43,000
Sierra Equity Holdings LLC	Equity	425,424	271,994	425,424	271,994
(1) The unfunded debt/delayed draw term loan obligations may or may not be funded to the borrowing party in the future. The Fund’s commitment to fund delayed draw term loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. Total commitment is net of paydowns for delayed draw term loans.
(2) The Fund’s equity commitments are based on either a pre-agreed funding schedule, performance milestones, or completion of assets that move into the investment portfolio. Certain terms of these investments are not finalized at the time of the commitment and the Fund’s allocation may change prior to the date of funding. In this regard, the Fund may have to fund additional commitments in the future that it is currently not obligated to but may be at a future point in time.

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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

The following table presents fair value measurements of investments, cash equivalents and derivatives as of March 31, 2026:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments and cash equivalents
Common equity	$—	$—	$2,304,846	$2,304,846
Other equity	—	—	352,185	352,185
First lien senior secured loans	—	400,568	267,584	668,152
Senior subordinated loans	—	—	141,471	141,471
Treasury bills	423,102	—	—	423,102
Money market funds	339	—	—	339
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	10,059	—	10,059
Interest rate swap contracts (liability)	—	(4,736)	—	(4,736)
Total	$423,441	$405,891	$3,066,086	$3,895,418

The following table presents fair value measurements of investments, cash equivalents and derivatives as of December 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Common equity	$—	$—	$2,168,096	$2,168,096
Other equity	—	—	354,399	354,399
First lien senior secured loans	—	342,904	165,369	508,273
Senior subordinated loans	—	—	89,618	89,618
Money market funds	347	—	—	347
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	9,358	—	9,358
Interest rate swap contracts (liability)	—	(6,274)	—	(6,274)
Total	$347	$345,988	$2,777,482	$3,123,817

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables summarize the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of March 31, 2026
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range(1)	Weighted Average(2)
Common equity	$2,220,133	Discounted cash flow	Discount rate	9.41% - 11.05%	9.70%
Other equity	352,185	Discounted cash flow	Discount rate	9.02%	9.02%
Common equity	84,713	Recent transaction price	N/A	N/A	N/A
Senior subordinated loans	141,471	Discounted cash flow	Discount rate	10.18% - 10.30%	10.25%
First lien senior secured loans	263,605	Discounted cash flow	Discount rate	9.95% - 12.95%	10.88%
First lien senior secured loans	3,979	Broker quotes	N/A	N/A	N/A
Total Level 3 investments	$3,066,086

(1) No range indicates a single investment in the asset category
(2) Weighted average based on relative fair values as of period end

	As of December 31, 2025
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range(1)	Weighted Average(2)
Common equity	$2,012,509	Discounted cash flow	Discount rate	9.36% - 9.77%	9.57%
Other equity	354,399	Discounted cash flow	Discount rate	8.98%	8.98%
Common equity	155,587	Recent transaction price	N/A	N/A	N/A
Senior subordinated loans	35,304	Recent transaction price	N/A	N/A	N/A
Senior subordinated loans	54,314	Discounted cash flow	Discount rate	9.91%	9.91%
First lien senior secured loans	165,173	Recent transaction price	N/A	N/A	N/A
First lien senior secured loans	196	Broker quotes	N/A	N/A	N/A
Total Level 3 investments	$2,777,482

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables present changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2026 and 2025:

As of and for the three months ended March 31, 2026
Balance as of December 31, 2025	$2,777,482
Purchases	255,452
Net unrealized gains on investments	43,569
Return of capital	(13,479)
Proceeds from repayments or sales of investments	(822)
Transfers in to/(out of) Level 3	3,884
Balance as of March 31, 2026	$3,066,086

As of and for the three months ended March 31, 2025
Balance as of December 31, 2024	$339,136
Purchases	409,348
Net unrealized gains on investments	20,240
Return of capital	(6,349)
Balance as of March 31, 2025	$762,375

There were no investment transfers into or out of Level 3 for the three months ended March 31, 2025.

The net change in unrealized appreciation/(depreciation) on the investments that use Level 3 inputs was $43.6 million and $20.2 million for the three months ended March 31, 2026 and 2025, respectively.

The following are the carrying and fair values of the Fund’s debt obligations as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
	Carrying Value(1)(2)	Fair Value(1)	Carrying Value(1)(2)	Fair Value(1)
Denali Credit Agreement	$205,559	$205,559	$207,978	$207,978
Aspen Credit Agreement	224,481	224,481	224,481	224,481
ACI Portfolio Aggregator Credit Agreement	20,000	20,000	20,000	20,000
Tango Credit Agreement	184,750	184,750	184,750	184,750
BNP Funding Facility	200,000	200,000	200,000	200,000
Pioneer Credit Agreement	226,000	226,000	226,000	226,000
Total	$1,060,790	$1,060,790	$1,063,209	$1,063,209

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

For federal income tax purposes, the estimated cost of investments held on March 31, 2026 was $3,383.4 million. The estimated gross unrealized appreciation was $252.7 million and estimated gross unrealized depreciation was $6.0 million resulting in net unrealized appreciation in value of investments of $246.7 million based on cost for U.S. federal income tax purposes.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

The provision for income taxes consists of the following for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Current
U.S. federal income tax (expense)/benefit	$(359)	$—
State and local income tax (expense)/benefit	—	—
	(359)	—
Deferred
U.S. federal income tax (expense)/benefit	(14,260)	(2,146)
State and local income tax (expense)/benefit	(6,404)	(208)
	(20,664)	(2,354)
Total
U.S. federal income tax (expense)/benefit	(14,619)	(2,146)
State and local income tax (expense)/benefit	(6,404)	(208)
Income tax (expense)/benefit	$(21,023)	$(2,354)

The reconciliation of taxes from the statutory tax rate to the Fund’s effective tax rate as calculated in accordance with ASU 2023-09 for the three months ended March 31, 2026 is presented below:

Three months ended March 31, 2026
U.S. federal statutory tax rate	21.0%
State and local income taxes, net of federal income tax effect	3.1
Effect of changes in state tax laws or rates enacted in the current period	3.6
Income tax expense	27.7%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

The reconciliation of the statutory tax rate to the Fund’s effective tax rate for the period prior to the adoption of ASU 2023-09 for the three months ended March 31, 2025 is as follows:

Three months ended March 31, 2025
Income tax expense at federal statutory rate	21.0%
State income tax (net of federal benefit)	1.6
Total effective rate	22.6%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Deferred tax assets
Net operating loss	$182	$1,880
Interest expense	871	2,765
Incentive fees	2,971	2,544
Total gross deferred tax assets	4,024	7,189
Valuation allowance	—	—
Total deferred tax assets	4,024	7,189
Deferred tax liabilities
Investments(1)	59,327	42,417
Interest rate swaps(1)	1,281	692
Total deferred tax liabilities	60,608	43,109
Net deferred tax (liabilities) assets	$(56,584)	$(35,920)

(1)Represents the tax impact of the difference in book and tax basis for investments and interest rate swaps.

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
The Fund analyzes its tax filing positions in all U.S. federal, state and local tax jurisdictions where it is required to file income tax returns for all open tax years (2024 - 2026). The Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Fund recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Fund reviews its tax positions monthly and adjusts its tax balances as new information becomes available.

As of March 31, 2026 and December 31, 2025, the Fund had no significant uncertain tax positions.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators. As of March 31, 2026, the Fund is subject to potential examination by federal, state and tax regulators for returns filed since the Fund’s inception in 2024.

10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.
The following table reflects the net assets activity for the three months ended March 31, 2026 and 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2025	83,633,744	$836	$1,969,450	$124,299	$2,094,585
Issuances of common shares	41,897,277	419	1,046,883	—	1,047,302
Shares issued in connection with distribution reinvestment plan	741,183	7	18,518	—	18,525
Distributions declared and payable ($0.6249, $0.5725 and $0.6095 per Class I Share, Class S Share and Class D Share, respectively) as return of capital	—	—	(69,002)	—	(69,002)
Repurchased shares, net of early repurchase deduction	(658,356)	(5)	(16,370)	—	(16,375)
Net investment income	—	—	—	28,723	28,723
Net realized gains on investments and derivatives	—	—	—	195	195
Net unrealized gains on investments and derivatives	—	—	—	26,044	26,044
Balance at March 31, 2026	125,613,848	$1,257	$2,949,479	$179,261	$3,129,997

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	16,479,636	165	412,662	—	412,827
Shares issued in connection with dividend reinvestment plan	103,669	1	2,596	—	2,597
Dividends declared and payable ($0.6750 per share) as return of capital	—	—	(11,355)	—	(11,355)
Net investment loss	—	—	—	(7,991)	(7,991)
Net realized gains on investments and derivatives	—	—	—	919	919
Net unrealized gains on investments and derivatives	—	—	—	15,144	15,144
Balance at March 31, 2025	22,809,905	$228	$553,764	$14,602	$568,594

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables summarize transactions in Shares during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026(1)		2025(2)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	37,233,870	$930,749	16,479,636	$412,827
Distributions reinvested	707,906	17,694	103,669	2,597
Share transfers between classes	9,984	249	—	—
Repurchased shares, net of early repurchase deductions	(658,356)	(16,375)	—	—
Dividends declared and payable	—	(66,221)	—	—
Net increase	37,293,404	866,096	16,583,305	415,424
Class S
Subscriptions	4,663,407	116,553	—	—
Distributions reinvested	32,877	821	—	—
Repurchased shares, net of early repurchase deductions	—	—	—	—
Dividends declared and payable	—	(2,767)	—	—
Net increase	4,696,284	114,607	—	—
Class D
Subscriptions	—	—	—	—
Distributions reinvested	400	10	—	—
Share transfers between classes	(9,984)	(249)
Repurchased shares, net of early repurchase deductions	—	—	—	—
Dividends declared and payable	—	(14)	—	—
Net decrease	(9,584)	(253)	—	—

Total net increase	41,980,104	$980,450	16,583,305	$415,424
(1) As of March 31, 2026, the Fund had no Class N Shares outstanding.
(2) As of March 31, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first business day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per Share for the three months ended March 31, 2026 and 2025:

	NAV Per Share(1)
	Class I	Class S	Class D
January 31, 2026	$25.0263	$25.0263	$25.0263
February 28, 2026	24.9252	24.9252	24.9252
March 31, 2026	24.9176	24.9176	24.9176
(1) As of March 31, 2026, the Fund had no Class N Shares outstanding.

NAV per Share (1)
Class I
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275
(1) On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares. As of March 31, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

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

In accordance with the Share Repurchase Program, Shares repurchased in the Fund’s tender offer completed during the three months ended March 31, 2026 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducted 2.00% from such NAV for Shares that were not outstanding for at least one year (the “Early Repurchase Deduction”). For the three months ended March 31, 2026, the Fund repurchased and retired 658,356 Shares for a total price of $16.4 million.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	Class I	Class S	Class D
Per share data:
Net asset value at the beginning of period	$25.0447	$25.0447	$25.0447
Net investment income (loss) for period(1)	0.2966	0.2442	0.2812
Net realized and unrealized gain (loss)(1)	0.2012	0.2012	0.2012
Net increase (decrease) in net assets from operations	0.4978	0.4454	0.4824
Distributions as a return of capital	(0.6249)	(0.5725)	(0.6095)
Total increase (decrease) in net assets	(0.1271)	(0.1271)	(0.1271)
Net asset value at the end of period	$24.9176	$24.9176	$24.9176
Total return based on net asset value(2)	1.99%	1.78%	1.93%
Shares outstanding, end of period	119,110,396	6,486,791	16,661
Ratio/Supplemental Data:
Net assets at end of period (in thousands)	$2,967,947	$161,635	$415
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)(6)	4.82%	5.54%	5.17%
Ratio of expense support to average net assets(3)	(0.37)	(0.37)	(0.37)
Ratio of management fee waiver to average net assets(3)	—	—	—
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)(5)	4.45	5.17	4.80
Ratio of net investment income (loss) to average net assets(3)(5)	4.85	3.34	5.63
Portfolio turnover rate(4)	2.04	2.04	2.04

(1)Weighted average basic per Share data.
(2)For the three months ended March 31, 2026, the total return based on NAV equaled the change in NAV during the year plus distributions declared and payable divided by the beginning NAV for the year. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)Expenses are allocated to the Classes outstanding each month. The ratios reflect an annualized amount based on all expenses other than income based fee and capital gains incentive fee.
(4)Portfolio turnover is calculated using the lesser of the year-to-date sales or year-to-date purchases over the monthly average net assets for the period reported and has not been annualized.
(5)The ratio of net investment income to average net assets excludes income taxes related to net unrealized gains and losses. The ratio of operating expenses excludes income tax benefit/(expense). For the three months ended March 31, 2026, the ratio of income tax benefit related to net investment income to average net assets was (0.47)%, (0.44)% and (0.48)% for Class I, Class S and Class D, respectively, and the ratio of income tax expense related to unrealized gain and loss to average net assets was (2.62)%, (2.69)% and (2.57)% for Class I, Class S and Class D, respectively.
(6)For the three months ended March 31, 2026, the ratio of operating expenses to average net assets consisted of the following:

	Three months ended March 31, 2026
	Class I	Class S	Class D
Management fees(3)	1.23%	1.24%	1.21%
Income based fee and capital gains incentive fee(3)	0.11	0.12	0.09
Interest expense(3)	2.45	2.43	2.50
Organizational and offering expenses(3)	0.07	0.02	0.01
Other operating expenses	0.96	1.73	1.36
Total operating expenses	4.82%	5.54%	5.17%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

Three months ended March 31, 2025
Class I(4)
Per share data:
Net asset value at the beginning of period	$25.1266
Net investment income (loss) for period(1)	(0.5360)
Net realized and unrealized gain (loss)(1)	1.0119
Net increase in net assets from operations	0.4759
Distributions as a return of capital	(0.6750)
Total increase in net assets	(0.1991)
Net asset value at the end of period	$24.9275
Total return based on net asset value(2)	1.89%
Shares outstanding, end of period	22,809,905
Ratios/Supplemental Data:
Net assets at end of period (in thousands)	$568,594
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)	8.05%
Ratio of expense support to average net assets(3)	(2.88)
Ratio of management fee waiver to average net assets(3)	(0.04)
Ratio of incentive fee waiver to average net assets(3)	—
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	5.13
Ratio of net investment income (loss) to average net assets(3)	(4.07)
Portfolio turnover rate	0.00

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
(3)The ratios reflect an annualized amount based on all expenses other than organizational expenses, management fee, management fee waiver, income based fee and capital gains incentive fee, incentive fee waiver, income tax expense, audit and tax expense.
(4)On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
(5)For the three months ended March 31, 2025, the ratio of operating expenses to average net assets consisted of the following:

Three months ended March 31, 2025
Class I
Management fees(3)	0.87%
Income based fee and capital gains incentive fee(3)	0.53
Income tax expense(3)	0.58
Interest expense (3)	3.95
Organizational and offering expenses(3)	0.26
Other operating expenses(3)	1.86
Total operating expenses	8.05%

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
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of the issued unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the three months ended March 31, 2026, except as discussed below.

April Capital Raise

In its monthly closing for April 2026, the Fund issued and sold 12,564,204 Shares (consisting of 10,534,472 Class I Shares, 4,013 Class D Shares and 2,025,719 Class S Shares at an offering price of $24.9176 per Share for each class), and received approximately $313.1 million as payment for such Shares.

May Capital Raise

The Fund received approximately $712.6 million of net proceeds relating to the issuance of Class I Shares, Class D Shares, Class N Shares and Class S Shares for its May closing. The purchase price per Class I Share, Class D Share, Class N Share and Class S Share will equal the Fund’s NAV per Class I Share, Class D Share, Class N Share and Class S Share, respectively, as of the last calendar day of April 2026 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2026. At that time, the number of Class I Shares, Class D Shares, Class N Shares and Class S Shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I Shares, Class D Shares, Class N Shares and Class S Shares, as applicable, will be credited to the investor’s account as of the effective date of the Share purchase.

Rover Credit Agreement

On April 28, 2026, in connection with its investment in a portfolio company, the Fund acquired two wholly owned indirect subsidiaries, BCP Renaissance Parent L.L.C. (the “Rover Borrower”) and BCP Renaissance, L.L.C. (the “Rover Borrower Subsidiary”), who are parties to a Credit Agreement, dated as of October 31, 2017 (as amended, the “Rover Credit Agreement”). The Rover Credit Agreement includes a senior secured term loan B facility (the “Rover Term Loans”), with an aggregate outstanding principal amount of approximately $1.09 billion as of March 31, 2026. Outstanding borrowings under the Rover Credit Agreement bear interest annually at (i) for SOFR loans, the SOFR plus 2.25%, subject to a 1.00% floor, and (ii) for Base Rate Loans (as defined in the Rover Credit Agreement), a fluctuating rate determined by reference to the Base Rate (as defined in the Rover Credit Agreement) plus 1.25%, subject to a 2.00% floor. The Rover Borrower is required to repay the Rover Term Loans in quarterly installments of 0.25% of the aggregate outstanding principal amount, with the remaining balance due on the maturity date of October 31, 2031.

The Rover Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Rover Borrower Subsidiary and 49.9% of the equity interests of ET Rover Pipeline LLC (“Rover Pipeline”), and (b) all tangible and intangible assets of the Rover Borrower and Rover Borrower Subsidiary. Under the Rover Credit Agreement, the Rover Borrower and the Rover Borrower Subsidiary, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Rover Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Rover Borrower Subsidiary and Rover Pipeline, the Rover Credit Agreement is non-recourse to any upstream affiliate of the Rover Borrower, including the Fund.

In connection with the Rover Credit Agreement, the Rover Borrower entered into an interest rate swap with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to exchange the SOFR rate in the Term Loans with a fixed rate for $750.0 million of the outstanding borrowings under the Term Loans. The all-in fixed rate for Morgan Stanley is 3.7566%. The interest rate swap has a termination date on June 30, 2026.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Distributions

The Fund has announced the declaration of regular monthly distributions for April, May, June, July, August and September 2026, in each case for its Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
April 30, 2026	May 21, 2026	$0.20830	$0.20830	$0.20830	$0.20830
May 29, 2026	June 24, 2026	0.20830	0.20830	0.20830	0.20830
June 30, 2026	July 23, 2026	0.20830	0.20830	0.20830	0.20830
July 31, 2026	August 21, 2026	0.20830	0.20830	0.20830	0.20830
August 31, 2026	September 23, 2026	0.20830	0.20830	0.20830	0.20830
September 30, 2026	October 23, 2026	0.20830	0.20830	0.20830	0.20830

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Shares for shareholders participating in the Fund’s distribution reinvestment plan. The net distributions to be received by shareholders of the Class D Shares, Class N Shares and Class S Shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class as of their respective record dates. Class I Shares have no shareholder servicing and/or distribution fees. As of April 30, 2026, there were no Class N Shares outstanding.

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
•an increase in negative global media coverage relating to the private credit industry and investment funds that conduct periodic repurchase offers;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “Annual Report”) and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are an externally managed, closed-end management investment company, formed as a Delaware statutory trust on May 7, 2024; we have elected to be regulated (the “BDC Election”) as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”) on December 2, 2024.

We elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes. Accordingly, we are subject to U.S. federal income tax on our net income (regardless of whether such income is U.S. source) at the rates applicable to corporations without deduction for any distributions to the investors.

We hold monthly closings for our Private Offering, in connection with which we issue Shares to our investors for immediate cash investment in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”). We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Shares on a monthly basis, we also retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons.

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

Our investment objective is to generate attractive risk-adjusted total returns consisting primarily of current income and secondarily of capital appreciation. We invest in infrastructure companies and assets (“Infrastructure Assets”). We define Infrastructure Assets as investments in equity and debt interests in infrastructure-related assets or businesses, including investments in the power generation (such as renewable energy and thermal power plants), renewable natural gas, liquified natural gas, transportation, telecommunications, digital infrastructure (such as data centers, fiber optic cables and cell phone towers), midstream and energy infrastructure, regulated utilities, social infrastructure (such as water treatment and management, waste management and recycling) and environmental services (such as carbon capture and storage, soil and air remediation and climate change mitigation) sectors. Within Infrastructure Assets, we focus primarily on investing in Core Infrastructure Assets, which are Infrastructure Assets that we believe could: (i) possess a higher degree of cash flow predictability; (ii) produce returns that are derived primarily from income, with limited upside through capital gains and assets that are commonly held for longer terms (more than five years); and (iii) produce revenues and cash flows that are generally predictable as a result of being governed by either rate regulation by governmental agencies or by long-term contractual arrangements with creditworthy counterparties, such as governments, municipalities and major companies, which can shield these assets from near-term economic and market trends (“Core Infrastructure Assets”).

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Effective December 2, 2024, our initial shareholders and the Board have approved a proposal that allows us to reduce our minimum asset coverage ratio to 150%. We have used and intend to continue to use leverage in the form of borrowings, including loans from certain financial institutions, including the Revolving Credit Facilities (as defined herein) and the Investment Credit Facilities (as defined herein) and any potential borrowings under any future credit facilities and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

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

Trends Affecting Our Business

Infrastructure investment opportunities in the Core Infrastructure Sector continue to be supported by demand catalysts. Growing AI adoption and digitalization is driving accelerated demand for digital infrastructure such as data centers and the corresponding power infrastructure needed to power them. Re-industrialization and electrification are further fueling power demand growth, and the resurgence in power demand growth has supported elevated contract prices for power generation resources and continued deployment of power generation assets. This dynamic has also benefited existing generation assets, which have generally increased in value. The deployment of new power generation assets is increasingly focused on reliable, baseload generation such as thermal generation and nuclear as part of an “all-of-the-above” power solution. Renewable energy assets continue to represent the majority of new generation supply additions and renewable energy transaction volumes have remained strong. Midstream transaction activity has increased, driven by structural demand growth from expanding LNG export capacity and rapidly increasing power demand. These dynamics have tightened takeaway capacity from core gas production zones, supporting improved fundamentals for natural gas gathering, processing and transmission infrastructure, and are underpinning new infrastructure investment.

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	Three months ended March 31,
	2026	2025
New investment commitments:
Common equity	$86,961	$—
Other equity	—	—
First lien senior secured loans	103,544	—
Treasuries	421,374	—
Senior subordinated loans	—	—
Total new investment commitments	$611,879	$—

Amount of investments funded: (1)
Common equity	$105,435	$407,340
Other equity	—	—
First lien senior secured loans	372,208	23,413
Treasuries	421,374	—
Senior subordinated loans	53,448	—
Total amount of investments funded	$952,465	$430,753

Principal amount of investments sold or repaid:
Common equity	$(3,392)	$—
Other equity	(10,086)	—
First lien senior secured loans	(18,870)	—
Treasuries	—	—
Senior subordinated loans	—	—
Total principal amount of investment sold or repaid	$(32,348)	$—
(1)The amount of investments funded in the table excludes purchases of investments during the respective period that had not settled as of the end of the period.

For the three months ended March 31, 2026, we committed to and closed one equity investment.

Our investments consisted of the following ($ in thousands):

		As of
		March 31, 2026		December 31, 2025
	Total Underlying Projects (8)	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	15	$330,908	$352,185	$340,995	$354,399
Aspen Renewables Equity Holdings, LLC (2)	4	431,267	483,667	431,267	479,667
Tango Holdings, LLC (3)	5	514,285	557,480	492,623	526,684
Meade Pipeline Co LLC (4)	1	201,487	215,952	202,888	214,956
Redwood Meade Midstream MPC, LLC (4)	1	35,212	37,764	35,459	37,589
Pioneer JV Holdings LLC (5)	9	729,355	761,208	731,872	753,613
Sierra Equity Holdings LLC (6)	1	155,589	164,062	155,587	155,587
AEJV SPV LP (7)	1	84,713	84,713	—	—
Senior subordinated loans	N/A	144,064	141,471	90,449	89,618
First lien senior secured loans	N/A	666,742	668,152	507,515	508,273
Total		$3,293,622	$3,466,654	$2,988,655	$3,120,386

(1)The underlying 2.6 gigawatt portfolio consists of 15 projects in operation across Electric Reliability Council of Texas, Midcontinent Independent System Operator, PJM and Southwest Power Pool, of which 53% is solar, 25% is wind and 22% is co-located battery storage capacity.

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
(5)The underlying 1.5 gigawatt portfolio consists of 9 projects in operation across the Midcontinent Independent System Operator, Electric Reliability Council of Texas, Western Electricity Coordinating Council, and Pennsylvania-New Jersey-Maryland Interconnection (PJM), of which 61% is solar, 26% is wind, and 13% is battery storage capacity.
(6)The project is a 270 MW wind project in the Electric Reliability Council of Texas.
(7)An entity holding, directly or indirectly, a 99% stake in seven aircraft engines, each on multi-year leases to a North American airline.
(8)Represents the number of infrastructure projects undertaken by each entity in which we have an equity investment as of March 31, 2026.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an amended and restated expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), with our Adviser, pursuant to which our Adviser may elect to pay certain of our expenses on our behalf. The Adviser has agreed to advance a portion of our organization, initial offering and operational expense, which includes our organization and initial offering expenses incurred in connection with the Private Offering through the date of the BDC Election. See “Note 3. Agreements and Organizational Documents” and “Note 7. Commitments and Contingencies” to our unaudited consolidated financial statements for more information on the Expense Support and Conditional Reimbursement Agreement.

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows ($ in thousands):

	Three months ended March 31,
	2026	2025
Total income	$65,019	$1,064
Net expenses	32,772	6,701
Net investment income/(loss) before income taxes	32,247	(5,637)
Income tax benefit/(expense)	(3,524)	(2,354)
Net investment income/(loss)	28,723	(7,991)
Net realized and unrealized gains on investments and derivatives	26,239	16,063
Net increase in stockholders’ equity resulting from operations	$54,962	$8,072

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Income

	Three months ended March 31,
	2026	2025
Income
Distribution income	$27,256	$—
Interest income	22,763	1,064
Other income	15,000	—
Total income	$65,019	$1,064

For the three months ended March 31, 2026, distribution income was $27.3 million, an increase of $27.3 million from $0.0 million for the comparable period in 2025 due to the increase in the portfolio of cash yielding investments. For the three months ended March 31, 2026 and 2025, we received $40.7 million and $6.3 million, respectively, of distributions from investments, of which $13.5 million and $6.3 million, respectively, was classified as a return of capital. Because our equity investments are in private portfolio companies, there is no recognition of distribution income by us for the income generated by the portfolio companies during the quarter, with such income typically recognized by us in the following quarter when the distribution is declared by the portfolio company.

For the three months ended March 31, 2026, interest income was $22.8 million, an increase of $21.7 million from $1.1 million in the comparable period in 2025 due to the increase in the average bank balances and building a liquid credit portfolio during 2025 and 2026.

For the three months ended March 31, 2026, other income was $15.0 million, an increase of $15.0 million from $0.0 million for the comparable period in 2025 due to receipt of a deal termination fee in 2026.

Operating Expenses

	Three months ended March 31,
	2026	2025
Expenses
Interest expense	$16,665	$3,968
Management fees	8,476	882
Income based fee	1,983	—
Capital gains incentive fee	1,011	2,008
Administration fees	868	852
Offering expense	502	1,017
Shareholder servicing and distribution fees:
Class S	253	—
Class D	1	—
Legal expenses	4,175	768
Other general and administrative	1,469	277
Total expenses	35,403	9,772
Less: Expense support	(2,631)	(2,908)
Less: Management fee waiver	—	(163)
Net expenses	32,772	6,701
Net investment income/(loss) before income taxes	32,247	(5,637)
Income tax benefit/(expense)	(3,524)	(2,354)
Net investment income/(loss)	$28,723	$(7,991)

For the three months ended March 31, 2026, interest expense was $16.7 million, an increase of $12.7 million from $4.0 million for the comparable period in 2025 due to the addition of the Aspen Credit Agreement, ACI Portfolio Aggregator Credit Agreement, Tango Credit Agreement, BNP Funding Facility and Pioneer Credit Agreement.

For the three months ended March 31, 2026, management fees were $8.5 million, an increase of $7.6 million from $0.9 million for the comparable period in 2025 due to the increase in equity, mainly driven by Shareholder capital contributed during 2025 and 2026.

For the three months ended March 31, 2026, legal expenses were $4.2 million, an increase of $3.4 million from $0.8 million for the comparable period in 2025 primarily due to costs incurred in connection with transactions that were terminated during the quarter. These expenses were more than offset by $15.0 million of deal termination fee income recognized in other income, resulting in a net positive impact on net investment income for the period. Such deal‑related costs and fees may vary significantly from period to period and are dependent on transaction activity and outcomes.

For the three months ended March 31, 2026, the capital gains incentive fee accrued in accordance with GAAP was $1.0 million, a decrease of $1.0 million from $2.0 million for the comparable period in 2025 primarily due to the increase in the deferred tax liability, net in 2026. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our Investment Advisory Agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2026, there was $12.4 million of capital gains incentive fee accrued in accordance with GAAP. As of March 31, 2026, there was no capital gains incentive fee actually payable under our Investment Advisory Agreement. See Note 3. Agreements and Organizational Documents to our consolidated financial statements for the three months ended March 31, 2026 and 2025, for more information on the base management fee, income-based fee and capital gains incentive fee.

Realized and Unrealized Gains/(Losses) on Investments and Derivatives

	Three months ended March 31,
	2026	2025
Realized and unrealized gains/(losses) on investment and derivatives
Net realized gains/(losses):
Investments	$83	$—
Derivatives	112	919
Net realized gains	195	919
Net unrealized gains/(losses):
Investments	41,304	20,122
Derivatives	2,239	(4,978)
Income tax expense	(17,499)	—
Net unrealized gains	26,044	15,144
Net realized and unrealized gains on investments and derivatives	$26,239	$16,063

For the three months ended March 31, 2026, unrealized gains on investments were $41.3 million, an increase of $21.2 million from $20.1 million for the comparable period in 2025 due to the net increase in fair value of the portfolio’s investments. For the three months ended March 31, 2026, the cost basis of investments increased from $2,988.7 million to $3,293.6 million and the number of equity investments increased from seven to eight.

For the three months ended March 31, 2026, unrealized gains on derivatives were $2.2 million, an increase of $7.2 million from a loss of $5.0 million for the comparable period in 2025 due to the fluctuations in market interest rates which impacted the value of the interest rate swaps. For the three months ended March 31, 2026, income tax expense was $17.5 million, an increase of $17.5 million from $0.0 million for the comparable period in 2025 due to the deferred tax liability on investments and interest rates swaps.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per Share equal to the then-current NAV per Share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $865.0 million of immediate liquidity as of March 31, 2026, comprised of cash and cash equivalents. In addition to our immediate liquidity, as of March 31, 2026, we had approximately $899.7 million available for borrowing through our credit arrangements which are subject to various draw covenants.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2026, we had $1,060.8 million in total aggregate principal debt outstanding, $4,365.6 million of total assets, $0.2 million of liabilities (other than indebtedness) and our asset coverage ratio was 395%.

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

The following table summarizes transactions in Shares during the three months ended March 31, 2026:

	Three months ended March 31, 2026
	Shares	Amount
Class I
Subscriptions	37,233,870	$930,749
Distributions reinvested	707,906	17,694
Share transfers between classes	9,984	249
Repurchased shares, net of early repurchase deductions	(658,356)	(16,375)
Dividends declared and payable	—	(66,221)
Net increase	37,293,404	866,096
Class S
Subscriptions	4,663,407	116,553
Distributions reinvested	32,877	821
Repurchased shares, net of early repurchase deductions	—	—
Dividends declared and payable	—	(2,767)
Net increase	4,696,284	114,607
Class D
Subscriptions	—	—
Distributions reinvested	400	10
Share transfers between classes	(9,984)	(249)
Repurchased shares, net of early repurchase deductions	—	—
Dividends declared and payable	—	(14)
Net decrease	(9,584)	(253)

Total net increase	41,980,104	$980,450
(1) See “Recent Developments” as well as “Note 13. Subsequent Events” to our unaudited consolidated financial statements for subsequent events relating to subscription activities.
(2) As of March 31, 2026, there have been no Class N Shares sold.

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The following table summarizes each month-end NAV per Share for the three months ended March 31, 2026:

	NAV Per Share
	Class I	Class S	Class D	Class N
January 31, 2026	$25.0263	$25.0263	$25.0263	$—
February 28, 2026	24.9252	24.9252	24.9252	—
March 31, 2026	24.9176	24.9176	24.9176	—

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

The following tables present our distributions that were declared and payable for the three months ended March 31, 2026 ($ in thousands, except per Share amount):

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.20830	$19,140
November 07, 2025	February 27, 2026	March 25, 2026	0.20830	22,271
November 07, 2025	March 31, 2026	April 23, 2026	0.20830	24,810
			$0.62490	$66,221

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.19022	$635
November 07, 2025	February 27, 2026	March 25, 2026	0.19198	898
November 07, 2025	March 31, 2026	April 23, 2026	0.19031	1,234
			$0.57251	$2,767

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.20298	$5
November 07, 2025	February 27, 2026	March 25, 2026	0.20350	5
November 07, 2025	March 31, 2026	April 23, 2026	0.20301	4
			$0.60949	$14
(1) See “Recent Developments” as well as “Note 13. Subsequent Events” to our unaudited consolidated financial statements for a subsequent event relating to regular distributions declared by our Board.

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

In accordance with the Share Repurchase Program, Shares repurchased in our tender offer completed during the three months ended March 31, 2026 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that we deducted 2.00% from such NAV for Shares that were not outstanding for at least one year.

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

The following table presents the Share repurchases completed during the three months ended March 31, 2026 (dollar amounts in thousands except per Share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 27, 2026	658,356	0.59%	March 20, 2026	$24.9252	$16,375	—

(1) Percentage is based on total Shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.
(2) Amount shown net of the Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.

Credit Agreements

The following table summarizes the average outstanding amount and rate for each of our credit agreements for the three months ended March 31, 2026 and 2025:

		Three months ended March 31,
		2026		2025
	Maturity Date	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate
Denali Credit Agreement	09/2029	$206,527	5.69%	$212,504	6.36%
Aspen Credit Agreement	03/2030	224,481	5.39	10,000	6.07
ACI Portfolio Aggregator Credit Agreement	04/2027	20,000	6.29	—	—
Tango Credit Agreement	07/2030	184,750	5.18	—	—
BNP Funding Facility	03/2028	200,000	4.93	—	—
Pioneer Credit Agreement	10/2030	226,000	5.18	—	—
Total		$1,061,758	5.30%	$222,504	6.35%

Denali Credit Agreement

Our indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes a $205.6 million term loan (the “Denali Term Loan”), of which $205.6 million was drawn as of March 31, 2026, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $208.0 million was drawn on the Denali Term Loan and nothing was drawn on the Denali DSR LC Facility. The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. ACI Denali will make interest payments quarterly, which payments began in February 2025. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

Aspen Credit Agreement

On March 14, 2025, Ares Aspen Member LLC as borrower (the “Aspen Borrower”) and Ares Aspen Holdings LLC as pledgor (the “Aspen Pledgor”), each our wholly-owned subsidiary, entered into a Credit Agreement (as amended, the “Aspen Credit Agreement”) with MUFG, as Administrative Agent, and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in two portfolio companies of the Fund.

On March 13, 2026 (the “Aspen Amendment Effective Date”), the Aspen Borrower and the Aspen Pledgor entered into the First Amendment to the Aspen Credit Agreement (the “First Aspen Amendment”).

The First Aspen Amendment, among other things, provides for an additional (a) $249.9 million delayed draw term loan, and (b) $16.1 million debt service letters of credit facility. After giving effect to the First Aspen Amendment, the Aspen Credit Agreement provides for an aggregate term loan facility of approximately $478.0 million (the “Aspen Term Loan”), of which $224.5 million was drawn as of March 31, 2026, and debt service letters of credit facility of $31.7 million (“Aspen DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $224.5 million was drawn on the Aspen Term Loan and nothing was drawn on the Aspen DSR LC Facility. Pursuant to the terms of the First Aspen Amendment, the interest rate charged on outstanding borrowings under the Aspen Credit Agreement for the period from the Aspen Amendment Effective Date until March 14, 2028 decreased from SOFR plus 1.75% to SOFR plus 1.625%, with a 0.125% step-up after March 14, 2028 and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. In addition, pursuant to the terms of the First Aspen Amendment, the rate for Aspen DSR LC Facility fees under the Aspen Credit Agreement decreased from 1.725% to 1.625%, in each case multiplied by the stated amount of the applicable letter of credit and with a 0.125% step-up after March 14, 2028.

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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, ACI Portfolio Aggregator SPV LLC, as borrower (“ACI Portfolio Aggregator”), our wholly-owned subsidiary, entered into a Revolving Credit Agreement that provides a revolving line of credit (as amended, the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. On March 25, 2026 ACI Portfolio Aggregator increased the aggregate amount of total commitments available under the ACI Portfolio Aggregator Credit Agreement from $50.0 million to $200.0 million. There were $20.0 million in borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of March 31, 2026 and December 31, 2025.

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

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each our wholly-owned subsidiary, entered into a Credit Agreement (the “Tango Credit Agreement”, with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango’s investment in one of our portfolio companies and includes a $334.8 million delayed draw term loan (the “Tango Term Loan”), of which $184.8 million was drawn as of March 31, 2026, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $184.8 million was drawn on the Tango Term Loan and nothing was drawn on the Tango DSR LC Facility. Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. ACI Tango will make interest payments quarterly, which payments began in November 2025. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, we entered into a Revolving Credit and Security Agreement (the “BNP Funding Facility”, and together with the ACI Portfolio Aggregator Credit Agreement, the “Revolving Credit Facilities”) with ACI Liquid Aggregator SPV, LLC, our wholly owned subsidiary, as borrower (the “BNP Borrower”), us, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent, that (i) provides a facility amount of $200.0 million and (ii) has a reinvestment period ending on September 23, 2027. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which we will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, we and the BNP Borrower, as applicable, have made representations and warranties regarding our and their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were $200.0 million in borrowings drawn on the BNP Funding Facility as of March 31, 2026 and December 31, 2025.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions. Other than with respect to the pledge of the equity interests of the BNP Borrower, the BNP Funding Facility is non-recourse to any upstream affiliates of the BNP Borrower, including to us.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC as pledgor (the “Pioneer Pledgor”), each our wholly-owned subsidiary, entered into a credit agreement (the “Pioneer Credit Agreement”) and together with the Denali Credit Agreement, the Aspen Credit Agreement and the Tango Credit Agreement, the “Investment Credit Facilities”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in one of our portfolio investments and includes a $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $226.0 million was drawn as of March 31, 2026, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”), of which nothing was drawn as of March 31, 2026. As of December 31, 2025, $226.0 million was drawn on the Pioneer Term Loan and nothing was drawn on the Pioneer DSR LC Facility.

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. The Pioneer Borrower began making interest payments quarterly in January 2026, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

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

Rover Credit Agreement

See “Recent Developments” for a subsequent event relating to the acquisition of two wholly owned indirect subsidiaries who are parties to the Rover Credit Agreement (as defined below).

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with the risk factors elsewhere in this Quarterly Report. See “Note 2. Significant Accounting Policies” to our unaudited consolidated financial statements for more information on our critical accounting policies.

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

Recent Developments

April Capital Raise

In our monthly closing for April 2026, we issued and sold 12,564,204 Shares (consisting of 10,534,472 Class I Shares, 4,013 Class D Shares and 2,025,719 Class S Shares at an offering price of $24.9176 per Share for each class), and received approximately $313.1 million as payment for such Shares.

May Capital Raise

We received approximately $712.6 of net proceeds relating to the issuance of Class I Shares, Class D Shares, Class N Shares and Class S Shares for our May closing. The purchase price per Class I Share, Class D Share, Class N Share and Class S Share will equal the NAV per Class I Share, Class D Share, Class N Share and Class S Share, respectively, as of the last calendar day of April 2026 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2026. At that time, the number of Class I Shares, Class D Shares, Class N Shares and Class S Shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I Shares, Class D Shares, Class

N Shares and Class S Shares as applicable, will be credited to the investor’s account as of the effective date of the share purchase.

Rover Credit Agreement

On April 28, 2026, in connection with our investment in a portfolio company, we acquired two wholly owned indirect subsidiaries, BCP Renaissance Parent L.L.C. (the “Rover Borrower”) and BCP Renaissance, L.L.C. (the “Rover Borrower Subsidiary”), who are parties to a Credit Agreement, dated as of October 31, 2017 (as amended, the “Rover Credit Agreement”). The Rover Credit Agreement includes a senior secured term loan B facility (the “Rover Term Loans”), with an aggregate outstanding principal amount of approximately $1.09 billion as of March 31, 2026. Outstanding borrowings under the Rover Credit Agreement bear interest annually at (i) for SOFR loans, the SOFR plus 2.25%, subject to a 1.00% floor, and (ii) for Base Rate Loans (as defined in the Rover Credit Agreement), a fluctuating rate determined by reference to the Base Rate (as defined in the Rover Credit Agreement) plus 1.25%, subject to a 2.00% floor. The Rover Borrower is required to repay the Term Loans in quarterly installments of 0.25% of the aggregate outstanding principal amount, with the remaining balance due on the maturity date of October 31, 2031.

The Rover Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Rover Borrower Subsidiary and 49.9% of the equity interests of ET Rover Pipeline LLC (“Rover Pipeline”), and (b) all tangible and intangible assets of the Rover Borrower and Rover Borrower Subsidiary. Under the Rover Credit Agreement, the Rover Borrower and the Rover Borrower Subsidiary, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Rover Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the pledge of the equity interests of the Rover Borrower Subsidiary and Rover Pipeline, the Rover Credit Agreement is non-recourse to any upstream affiliate of the Rover Borrower, including us.

In connection with the Rover Credit Agreement, the Rover Borrower entered into an interest rate swap with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to exchange the SOFR rate in the Term Loans with a fixed rate for $750.0 million of the outstanding borrowings under the Term Loans. The all-in fixed rate for Morgan Stanley is 3.7566%. The interest rate swap has a termination date on June 30, 2026.

Distributions

We have announced the declaration of regular monthly gross distributions for April, May, June, July, August and September 2026, in each case for our Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
April 30, 2026	May 21, 2026	$0.20830	$0.20830	$0.20830	$0.20830
May 29, 2026	June 24, 2026	0.20830	0.20830	0.20830	0.20830
June 30, 2026	July 23, 2026	0.20830	0.20830	0.20830	0.20830
July 31, 2026	August 21, 2026	0.20830	0.20830	0.20830	0.20830
August 31, 2026	September 23, 2026	0.20830	0.20830	0.20830	0.20830
September 30, 2026	October 23, 2026	0.20830	0.20830	0.20830	0.20830

(1) The distributions on our Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Shares for shareholders participating in our distribution reinvestment plan. The net distributions to be received by shareholders of the Class D Shares, Class N Shares and Class S Shares will be equal to the gross distribution in the table above, less specific shareholder servicing and/or distribution fees applicable to such class as of their respective record dates. Class I Shares have no shareholder servicing and/or distribution fees. As of April 30, 2026, there were no Class N Shares outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations,” “Item 1A. Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business and Structure—Inflation may adversely affect our business, results of operations and financial condition of our portfolio companies.” in our Annual Report.

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

Interest Rate Risk

In addition to other sources of financings, we use variable rate debt to finance our operations which exposes us to fluctuations in interest rates. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. We manage our exposure to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2026, would increase our annual interest expense by approximately $2.7 million. In addition, we have invested in debt securities with a total fair value of approximately $809.6 million, which can offset the interest rate risk associated with our variable interest rate borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the 1934 Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, trustees and our Adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and, as a result, incur significant costs and expenses in connection with such legal proceedings.

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

If we have been, are, or become, a U.S. real property holding corporation, non-U.S. holders of our Shares could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of such Shares.

If we are, become or, in the preceding five year period, have been a U.S. real property holding corporation (“USRPHC”) under the Foreign Investment in Real Property Tax Act of 1980 and applicable United States Treasury regulations (the “FIRPTA Rules”), unless an exception applies, certain non-U.S. investors in our Shares would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of such Shares, which includes gain from any liquidating distributions or from any non-liquidating distributions in excess of our accumulated earnings and profits and in excess of any such non-U.S. investor's basis in its Shares. In such an instance, a non-U.S. shareholder would be required to file a United States federal income tax return. In addition, a purchaser of such Shares or, with respect to liquidating or non-liquidating distributions described above, we would be required to withhold a portion of the purchase price (or distribution, as applicable) and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise, or have ever comprised in the last five years, at least 50% of the fair market value of its assets. Although we do not currently believe that we are (or for the past five years, have been) a USRPHC, we are not able to predict with certainty whether or not we will become (or remain) a USRPHC. Any of our shareholders that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following information is incorporated by reference into this Item 2: The information set forth in Note 9 to our consolidated financial statements for the three months ended March 31, 2026 included in Part I, Item 1 of this Form 10-Q as well as Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” regarding our share repurchase program.

Share Issuances

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on January 8, 2026, January 21, 2026, February 6, 2026, February 19, 2026, March 23, 2026 and our Annual Report on Form 10-K filed with the SEC on March 5, 2026 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

May Subscriptions

In our monthly closing for May 2026, we agreed to sell Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $712.6 million. The purchase price per Share will equal the Fund's NAV per Share of such class as of the last calendar day of April 2026, which is generally expected to be available within 20 business days after May 1, 2026. See “Recent Developments” in Item 2 for more information.

July, August, and September 2026 Distributions

The following table presents the regular monthly gross distributions per share that were declared:

Record Date	Payment Date(1)	Gross Distribution Per Common Share
July 31, 2026	August 22, 2026	$0.2083
August 31, 2026	September 24, 2026	0.2083
September 30, 2026	October 23, 2026	0.2083

(1) The distributions on the Fund's Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund's Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
10.1	First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated as of March 13, 2026, among Ares Aspen Member LLC, as borrower, Ares Aspen Holdings LLC as pledgor, the lenders from time to time parties thereto, the DSR LC issuers from time to time party thereto, MUFG Bank, LTD. as administrative agent, coordinating lead arranger, bookrunner, and co-green loan coordinator and BNP Paribas, as collateral agent, coordinating lead arranger, bookrunner, and co-green loan coordinator (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed with the SEC on March 19, 2026).
10.2	Conformed copy of the Credit Agreement through Amendment No.7 of the Credit Agreement, dated as of October 31, 2017, by and among BCP Renaissance Parent L.L.C., as borrower, BCP Renaissance, L.L.C., as guarantor, Jefferies Finance LLC, as administrative agent, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as sole lead arranger and sole bookrunner and Blackstone Holdings finance Co. L.L.C., as co-manager, as amended by Amendment No. 1 to Credit Agreement and Guarantee and Security Agreement, dated as of May 2, 2018, Refinancing Amendment and Amendment No. 2 to Credit Agreement, dated as of February 17, 2022, Refinancing Amendment, dated as of August 17, 2022, Refinancing Amendment and Amendment No. 3 to Credit Agreement, dated as of September 22, 2023, Successor Agent Agreement and Amendment, dated as of October 31, 2023, and Refinancing Amendment, dated as of May 15, 2024, Refinancing Amendment and Amendment No. 5 to Credit Agreement, dated as of November 20, 2024, Amendment No. 6 to Credit Agreement, dated as of August 6, 2025 and Amendment No. 7 to Credit Agreement, dated as of February 9, 2026 (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed with the SEC on May 4, 2026).
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES CORE INFRASTRUCTURE FUND

Dated: May 14, 2026	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: May 14, 2026	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: May 14, 2026	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer