Form 10-Q
period 2026-06-30
Ares Core Infrastructure Fund
filed 2026-08-07
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026 there was no established public market for the registrant’s common shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of August 4, 2026 was 247,717,152, consisting of 182,966,013, 4,852,248, 46,460,602, and 13,438,289 of Class I, Class D, Class N and Class S common shares, respectively. Common shares outstanding exclude August subscriptions since the issuance price is not yet finalized at this time.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments	$6,698,704	$2,867,841
Controlled/affiliated investments	631,392	252,545
Total investments at fair value (cost of $7,067,157 and $2,988,655, respectively)	7,330,096	3,120,386
Cash and cash equivalents	333,904	296,512
Restricted cash	5,802	24,290
Derivative contracts, at fair value (cost of $0 and $0, respectively)	13,989	9,358
Offering costs	—	134
Other assets	5,242	4,349
Total assets	$7,689,033	$3,455,029
LIABILITIES
Term loans payable (net of deferred financing costs of $39,801 and $24,710, respectively)	$2,330,533	$1,038,499
Unsettled trades payable	130,738	235,961
Deferred tax liability, net	88,171	35,920
Distributions payable	41,792	17,432
Capital gains incentive fee payable	16,387	11,344
Income based incentive fee payable	11,385	2,353
Derivative contracts, at fair value (cost of $0 and $0, respectively)	8,414	6,274
Interest payable	13,602	8,906
Accrued expenses	12,801	1,529
Management fees payable	5,151	2,226
Total liabilities	2,658,974	1,360,444
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 202,139,554 and 83,633,744 shares issued and outstanding, respectively	2,022	836
Capital in excess of par value	4,750,114	1,969,450
Accumulated undistributed earnings	277,923	124,299
Total net assets	5,030,059	2,094,585
Total liabilities and net assets	$7,689,033	$3,455,029

NET ASSET VALUE PER SHARE
Class I Shares
Net assets	$3,902,009	$2,049,085
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	156,807,410	81,816,992
Net asset value per share	$24.8841	$25.0447
Class S Shares
Net assets	$298,732	$44,843
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	12,004,931	1,790,507
Net asset value per share	$24.8841	$25.0447
Class D Shares
Net assets	$50,576	$657
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	2,032,449	26,245
Net asset value per share	$24.8841	$25.0447
Class N Shares
Net assets	$778,742	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	31,294,764	—
Net asset value per share	$24.8841	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income
From non-controlled/non-affiliated investments:
Distribution income (1)	$63,398	$10,818	$83,981	$10,818
Interest income	26,299	3,193	49,062	4,257
Other income	15,000	—	30,000	—
Total income from non-controlled/non-affiliated investments	104,697	14,011	163,043	15,075
From controlled/affiliated investments:
Distribution income	13,547	—	20,220	—
Total income from controlled/affiliated investments	13,547	—	20,220	—
Total income	118,244	14,011	183,263	15,075
Expenses
Interest expense	36,608	5,203	53,273	9,171
Management fees	13,089	2,651	21,565	3,533
Income based incentive fee	11,385	—	13,368	—
Capital gains incentive fee	4,032	2,707	5,043	4,715
Administration fees	1,637	646	2,505	1,498
Offering expenses	233	1,187	735	2,204
Shareholder servicing and distribution fees:
Class S	542	—	795	—
Class D	16	—	17	—
Class N	484	—	484	—
Organizational expenses	—	4	—	35
Legal expenses	819	761	4,994	1,528
Other general and administrative	1,651	220	3,120	467
Total expenses	70,496	13,379	105,899	23,151
Less: Expense support (Note 3)	(4,248)	(2,668)	(6,879)	(5,576)
Add: Expense support recoupment (Note 3)	11,946	—	11,946	—
Less: Management fee waiver (Note 3)	—	—	—	(163)
Net expenses	78,194	10,711	110,966	17,412
Net investment income/(loss) before income taxes	40,050	3,300	72,297	(2,337)
Income tax benefit/(expense)	15,408	(5,635)	11,884	(7,989)
Net investment income/(loss)	55,458	(2,335)	84,181	(10,326)

Net realized and unrealized gains/(losses) on investments and derivatives
Net realized gains/(losses):
Non-controlled/non-affiliated investments	(122)	(160)	(39)	(160)
Derivatives	(193)	405	(81)	1,324
Net realized gains (losses)	(315)	245	(120)	1,164
Net unrealized gains/(losses):
Non-controlled/non-affiliated investments	93,551	22,580	132,035	42,702
Controlled/affiliated investments	(3,647)	—	(827)	—
Derivatives	252	(1,173)	2,491	(6,151)
Income tax expense	(46,637)	—	(64,136)	—
Net unrealized gains	43,519	21,407	69,563	36,551
Net realized and unrealized gains on investments and derivatives	43,204	21,652	69,443	37,715
Net increase in net assets resulting from operations	$98,662	$19,317	$153,624	$27,389
(1) Distribution income includes approximately $14.6 million of payment-in-kind ("PIK") distribution income accrued on the Fund's preferred equity investment. See “Note 2. Significant Accounting Policies” to the unaudited consolidated financial statements for more information on distribution income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2026
($ in thousands)
(unaudited)
Non-controlled/non-affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Debt investments
First lien senior secured loans
Chemicals
SCIH Salt Holdings Inc.	6.35%	SOFR (Q)	2.75%		01/2029		$20,807	$20,846	$20,819
								20,846	20,819		0.41%

Commercial services and supplies
Covanta Holding Corporation	5.89	SOFR (M)	2.25		01/2031		4,484	4,477	4,477
								4,477	4,477		0.09%

Data centers
CMH01 Holdings LP(5)(6)	7.98	SOFR (M)	4.35		07/2028		150,279	146,040	147,224
CW Nest Property Owner LLC(5)(6)	7.37	SOFR (M)	3.75		11/2028		69,819	66,246	67,460
Galaxy Helios LLC(5)(6)	8.40	SOFR (M)	4.75		08/2028		90,590	87,437	88,452
PowerHouse Data LCX, LLC(5)(6)	9.07	SOFR (M)	4.95		05/2027		47,213	46,598	46,882
								346,321	350,018		6.96%

Electric utilities
Alpha Generation LLC	5.39	SOFR (M)	1.75		09/2031		14,186	14,188	14,041
Alpha Generation LLC	5.39	SOFR (M)	1.75		06/2033		6,000	5,985	5,923
Astoria Energy LLC	5.98	SOFR (Q)	2.25		06/2032		6,135	6,147	6,132
Astoria Energy LLC	5.89	SOFR (M)	2.25		06/2032		9,224	9,242	9,219
Bayonne Energy Center, LLC	6.73	SOFR (Q)	3.00		10/2032		17,807	17,835	17,857
Carroll County Energy LLC	6.48	SOFR (Q)	2.75		06/2031		20,875	20,939	20,910
Cogentrix Finance Holdco I, LLC	5.89	SOFR (M)	2.25		02/2032		12,958	12,981	12,930
CPV Fairview, LLC	6.23	SOFR (Q)	2.50		08/2031		22,872	22,911	22,871
Hamilton Projects Acquiror, LLC	6.14	SOFR (M)	2.50		05/2031		13,486	13,547	13,516
Hill Top Energy Center, LLC	6.48	SOFR (Q)	2.75		06/2032		38,736	38,915	38,748
Invenergy Thermal Operating I LLC	6.37	SOFR (Q)	2.75		05/2032		4,682	4,694	4,692
Lackawanna Energy Center LLC	6.37	SOFR (M)	2.75		08/2032		24,034	24,083	24,049
Lightning Power, LLC	5.64	SOFR (M)	2.00		08/2031		5,884	5,902	5,885	(3)
NRG Energy Inc	5.39	SOFR (M)	1.75		04/2033		5,985	5,985	5,973	(3)
South Field Energy LLC	6.73	SOFR (Q)	3.00		08/2031		26,097	26,167	26,087
								229,521	228,833		4.55%

Electrical equipment
Resilience Parent, LLC	6.23	SOFR (Q)	2.50		02/2033		9,219	9,226	9,197
WEC US Holdings Inc.	5.62	SOFR (M)	2.00		01/2031		21,232	21,243	21,208
								30,469	30,405		0.60%

Energy equipment and services
Rosen International S.a r.l.	5.73	SOFR (Q)	2.00		03/2031		7,070	7,068	7,062	(3)
								7,068	7,062		0.14%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Independent power and renewable electricity producers
Calpine Construction Finance Company, L.P.	5.39%	SOFR (M)	1.75%		07/2030		$6,354	$6,352	$6,345
Jackson Generation, LLC (5)	6.49	SOFR (Q)	2.50		06/2033		2,500	2,494	2,500
Pathfinder Power, LLC	5.68	SOFR (Q)	2.00		06/2033		15,000	14,895	14,962
Potomac Energy Center, LLC	6.41	SOFR (Q)	2.75		08/2032		41,873	42,048	41,821
								65,789	65,628		1.30%

IT services
Coreweave Financing DDTL V, LLC(6)	8.12	SOFR (M)	4.50		11/2031		5,319	5,571	5,616	(3)
								5,571	5,616		0.11%

Machinery
Osmosis Buyer Limited	6.16	SOFR (Q)	2.50		07/2028		7,072	7,085	7,063
								7,085	7,063		0.14%

Oil, gas and consumable fuels
AL GCX Holdings, LLC	5.86	SOFR (M)	2.25		12/2032		14,455	14,423	14,450
Blackfin Pipeline LLC	6.69	SOFR (M)	3.00		09/2032		9,495	9,511	9,519
Buckeye Partners LP	5.39	SOFR (M)	1.75		11/2032		3,972	3,979	3,982
Colossus AcquireCo LLC	5.37	SOFR (Q)	1.75		01/2033		9,526	9,498	9,459
CPPIB OVM Member U.S. LLC	5.98	SOFR (Q)	2.25		08/2031		11,766	11,781	11,762
Freeport LNG investments, LLLP	6.93	SOFR (Q)	3.25		02/2033		27,600	27,514	27,625
GIP Pilot Acquisition Partners, L.P.	5.64	SOFR (Q)	2.00		05/2033		5,400	5,412	5,394
ITT Holdings LLC	5.62	SOFR (M)	1.98		10/2030		13,005	13,010	12,979
M6 ETX Holdings II Midco LLC	6.14	SOFR (M)	2.50		04/2032		11,042	11,065	11,068
Pasadena Performance Products, LLC	6.98	SOFR (Q)	3.25		02/2032		5,635	5,653	5,636
Prairie ECI Acquiror LP	6.89	SOFR (M)	3.25		08/2029		8,781	8,787	8,801
TransMontaigne Operating Company L.P.	5.89	SOFR (M)	2.25		03/2030		16,055	16,093	16,048
Traverse Midstream Partners LLC	6.16	SOFR (Q)	2.50		02/2028		8,230	8,262	8,240
Venture Global	5.87	SOFR (M)	2.23		05/2029		6,774	6,781	6,762	(3)
Venture Global	6.95	SOFR (Q)	3.25		04/2033		3,000	2,956	3,005	(3)
WhiteWater Matterhorn Holdings, LLC	5.50	SOFR (Q)	1.75		06/2032		8,008	7,997	7,944
WhiteWater Whistler Holdings, LLC	5.50	SOFR (Q)	1.75		02/2030		11,989	11,975	11,987
								174,697	174,661		3.47%

Software
Cloud Software Group, Inc.	6.98	SOFR (Q)	3.25		03/2031		3,708	3,699	3,240
ConnectWise, LLC	7.49	SOFR (Q)	3.76		09/2028		4,948	4,957	4,537
Ellucian Holdings Inc.	6.14	SOFR (M)	2.50		10/2029		6,984	7,005	6,725
								15,661	14,502		0.29%

Technology hardware and equipment
Tiger Acquisition, LLC (5)	6.40	SOFR (M)	2.75		08/2032		15,615	15,678	15,615
Tiger Acquisition, LLC	6.15	SOFR (M)	2.50		08/2032		1,105	1,109	1,108
								16,787	16,723		0.33%

Total first lien senior secured loans								924,292	925,807		18.40%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Senior subordinated loans
Data centers
Retained Vantage Data Centers Intermediate Holdco, L.P.(5)(6)	9.50%	N/A	9.50%		12/2031		$185,000	$182,070	$185,000
Stack SJ Holdings Parent A-I, LLC(5)(6)	9.25	N/A	9.25		06/2030		101,814	101,246	100,377
Total senior subordinated loans								283,316	285,377		5.67%

Total debt investments								$1,207,608	$1,211,184		24.07%

Equity investments
Other equity
Independent power and renewable electricity producers
Denali Equity Holdings LLC (1)(5)				03/2025		3,749		326,871	355,674	(2)
Sunrun Acropolis Owner 2026, LLC (1)(5)(6)				05/2026		1,000		37,789	38,033	(2)
								364,660	393,707

Total other equity								364,660	393,707		7.83%

Preferred equity
Independent power and renewable electricity producers
Commonwealth LNG Intermediate Parent, LLC (1)(5)	13.00% PIK			05/2026		1,000,000,000		1,014,621	1,014,621	(2)
Total preferred equity								1,014,621	1,014,621		20.18%

Common equity
Independent power and renewable electricity producers
Aspen Renewables Equity Holdings LLC (1)(5)				09/2024		4,912		432,390	497,688	(2)
ET Rover Pipeline LLC (1)(5)				04/2026		1,625,000,000		1,616,034	1,606,429	(2)
Pioneer JV Holdings LLC (1)(5)(6)				10/2025		49		717,332	779,787	(2)
Sierra Equity Holdings LLC (1)(5)(6)				12/2025		4,900		446,141	474,839	(2)
Tango Holdings, LLC (1)(5)(6)				07/2025		646,893		650,351	720,449	(2)
								3,862,248	4,079,192		81.10%

Total common equity								3,862,248	4,079,192		81.10%

Total equity investments								5,241,529	5,487,520		109.10%

Total non-controlled/non-affiliated investments								$6,449,137	$6,698,704		133.17%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2026
($ in thousands)
(unaudited)
Controlled/affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Equity investments
Common equity
Oil, gas & consumable fuels
Meade Pipeline Co LLC (1)(5)				09/2025		43		$210,937	$222,630	(2)
Redwood Meade Midstream MPC, LLC (1)(5)				09/2025		50		36,879	38,943	(2)
								247,816	261,573		5.20%

Transportation infrastructure
AEJV SPV LP (1)(5)				03/2026		371,232,609		370,204	369,819	(2)
								370,204	369,819		7.35%

Total common equity								618,020	631,392		12.55%

Total equity investments								618,020	631,392		12.55%

Total controlled/affiliated investments								618,020	631,392		12.55%

Total investments								$7,067,157	$7,330,096		145.73%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2026
($ in thousands)
(unaudited)
Cash Equivalents

Company	Acquisition Date	Maturity Date	Dividend Yield	Units	Cost	Fair Value	% of Net Assets
First American U.S. Treasury Sweep (Y Shares)	02/2025	N/A	3.26%	165	$165	$165
First American U.S. Treasury Sweep (Y Shares)	07/2025	N/A	3.26	177	177	177
Total Cash Equivalents					$342	$342	0.01%

(1) Securities exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) and may be deemed “restricted securities” subject to legal restrictions on sales. As of June 30, 2026, the aggregate fair value of these securities is $6,118.9 million, which represents 121.65% of the Fund’s (as defined below) net assets or 79.58% of the Fund’s total assets.
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
(3) This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. Pursuant to Section 55(a) of the 1940 Act, 0.45% of the Fund's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of June 30, 2026.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semiannually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of June 30, 2026.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investments.
(6) As of June 30, 2026, the Fund had commitments to fund various delayed draw term loans and equity investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See “Note 7. Commitments and Contingencies” to the unaudited consolidated financial statements for more information on delayed draw term loan commitments related to certain portfolio companies. Principal reflects the funded principal as of June 30, 2026.
(7) Other equity investments represent equity interests that do not have all the characteristics of traditional common equity or preferred equity. These investments may include preferred equity or other structured equity interests, in each case with negotiated governance, distribution, liquidation or other economic rights that differ from those traditionally associated with common shares or preferred shares.
(8) As defined in the Investment Company Act, the Fund is deemed both to be an “Affiliated Person” and to “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). For the six months ended June 30, 2026, the Fund’s controlled/affiliated investments were as follows:

Company	Fair value as of December 31, 2025	Gross Additions	Gross Reductions	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value as of June 30, 2026	Dividend and Interest Income
Meade Pipeline Co LLC	$214,956	$9,451	$1,401	$—	$(376)	$222,630	$14,326
Redwood Meade Midstream MPC, LLC	37,589	1,668	248	—	(66)	38,943	1,001
AEJV SPV LP	—	372,382	2,178	—	(385)	369,819	4,893
	$252,545	$383,501	$3,827	$—	$(827)	$631,392	$20,220

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of June 30, 2026
($ in thousands)
(unaudited)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Corresponding Debt	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	Denali Credit Agreement	09/2029	Quarterly	$39,483	$4,146	$—	$4,146
Interest rate swap	2.530	Daily SOFR	MUFG Bank, Ltd.	Denali Credit Agreement	09/2029	Quarterly	39,483	4,131	—	4,131
Interest rate swap	4.194	Daily SOFR	NatWest Markets Plc	Denali Credit Agreement	09/2029	Quarterly	19,740	(341)	—	(341)
Interest rate swap	4.194	Daily SOFR	Bayerische Landesbank	Denali Credit Agreement	09/2029	Quarterly	14,998	(259)	—	(259)
Interest rate swap	4.194	Daily SOFR	PNC Bank, National Association	Denali Credit Agreement	09/2029	Quarterly	14,998	(259)	—	(259)
Interest rate swap	4.194	Daily SOFR	Bank of China Limited New York Branch	Denali Credit Agreement	09/2029	Quarterly	12,762	(221)	—	(221)
Interest rate swap	4.194	Daily SOFR	Canadian Imperial Bank of Commerce	Denali Credit Agreement	09/2029	Quarterly	11,998	(207)	—	(207)
Interest rate swap	4.059	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	18,750	75	—	75
Interest rate swap	4.058	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	18,750	77	—	77
Interest rate swap	3.757	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	65,430	794	—	794
Interest rate swap	3.759	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	65,430	786	—	786
Interest rate swap	4.158	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	23,094	(136)	—	(136)
Interest rate swap	4.158	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	23,094	(138)	—	(138)
Interest rate swap	4.158	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	23,094	(137)	—	(137)
Interest rate swap	4.158	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	23,094	(138)	—	(138)
Interest rate swap	4.158	Daily SOFR	Bayerische Landesbank	Tango Credit Agreement	07/2030	Quarterly	23,094	(138)	—	(138)
Interest rate swap	3.913	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	18,750	7	—	7
Interest rate swap	3.913	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	18,750	7	—	7
Interest rate swap	3.913	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	18,750	7	—	7
Interest rate swap	3.913	Daily SOFR	Bayerische Landesbank	Tango Credit Agreement	07/2030	Quarterly	18,750	7	—	7
Interest rate swap	3.913	Daily SOFR	Oversea-Chinese Banking Corporation Limited	Tango Credit Agreement	07/2030	Quarterly	18,750	6	—	6
Interest rate swap	3.913	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	18,750	7	—	7
Interest rate swap	4.158	Daily SOFR	Oversea-Chinese Banking Corporation Limited	Tango Credit Agreement	07/2030	Quarterly	23,094	(139)	—	(139)
Interest rate swap	3.875	Daily SOFR	Societe Generale	Pioneer Credit Agreement	10/2030	Quarterly	84,750	2,013	—	2,013
Interest rate swap	3.884	Daily SOFR	Natixis Bank, New York Branch	Pioneer Credit Agreement	10/2030	Quarterly	84,750	1,926	—	1,926
Interest rate swap	4.215	Daily SOFR	NatWest Markets Plc	Pioneer Credit Agreement	10/2030	Quarterly	35,580	(538)	—	(538)
Interest rate swap	4.226	Daily SOFR	Oversea-Chinese Banking Corporation Limited	Pioneer Credit Agreement	10/2030	Quarterly	25,640	(415)	—	(415)
Interest rate swap	4.225	Daily SOFR	Bayerische Landesbank	Pioneer Credit Agreement	10/2030	Quarterly	25,640	(413)	—	(413)
Interest rate swap	4.226	Daily SOFR	Lloyds Bank Corporate Markets plc	Pioneer Credit Agreement	10/2030	Quarterly	25,640	(416)	—	(416)
Interest rate swap	4.085	Daily SOFR	Morgan Stanley Bank, N.A.	Rover Credit Agreement	06/2033	Quarterly	455,000	(4,519)	—	(4,519)
Total							$1,309,886	$5,575	$—	$5,575

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
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semiannually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of December 31, 2025.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investments.
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

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income/(loss)	$55,458	$(2,335)	$84,181	$(10,326)
Net realized gains (losses)	(315)	245	(120)	1,164
Net unrealized gains	43,519	21,407	69,563	36,551
Net increase in net assets resulting from operations	98,662	19,317	153,624	27,389
Distributions to shareholders:
Distributed capital in excess of par—Class I	(89,025)	(18,396)	(155,246)	(29,751)
Distributed capital in excess of par—Class S	(5,878)	—	(8,645)	—
Distributed capital in excess of par—Class D	(666)	—	(680)	—
Distributed capital in excess of par—Class N	(9,254)	—	(9,254)	—
Net decrease in net assets from distributions	(104,823)	(18,396)	(173,825)	(29,751)
Share transactions:
Class I:
Proceeds from shares sold	918,284	241,982	1,849,033	654,809
Share transfers between classes	—	—	249	—
Distributions reinvested	25,652	3,566	43,346	6,163
Repurchased shares, net of early repurchase deduction of $49 and $82, respectively	(4,773)	—	(21,148)	—
Net increase in net assets from share transactions	939,163	245,548	1,871,480	660,972
Class S:
Proceeds from shares sold	135,631	—	252,184	—
Distributions reinvested	1,970	—	2,791	—
Repurchased shares, net of early repurchase deduction of $5 and $5, respectively	(144)	—	(144)	—
Net increase in net assets from share transactions	137,457	—	254,831	—
Class D:
Proceeds from shares sold	50,100	—	50,100	—
Share transfers between classes	—	—	(249)	—
Distributions reinvested	93	—	103	—
Net increase in net assets from share transactions	50,193	—	49,954	—
Class N:
Proceeds from shares sold	778,175	—	778,175	—
Distributions reinvested	1,230	—	1,230	—
Repurchased shares, net of early repurchase deduction of $5 and $5, respectively	5	—	5	—
Net increase in net assets from share transactions	779,410	—	779,410	—
Total increase in net assets	1,900,062	246,469	2,935,474	658,610
Net assets, beginning of period	3,129,997	568,594	2,094,585	156,453
Net assets, end of period	$5,030,059	$815,063	$5,030,059	$815,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$153,624	$27,389
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of investments	(1,192)	(2)
Net accretion of term loan payable	39	—
PIK distribution income	(14,621)	—
Purchases of investments	(4,221,827)	(576,206)
Amortization of deferred financing costs	3,711	905
Amortization of offering costs	736	2,205
Change in deferred tax liability, net	52,251	7,989
Net change in unrealized (gain)/loss on investments	(131,208)	(42,702)
Net change in unrealized (gain)/loss on derivatives	(2,491)	6,151
Realized loss on investments	39	—
Return of capital from investments	40,342	6,536
Proceeds from repayments or sales of investments	118,757	20,915
Changes in operating assets and liabilities:
Management fees payable	2,925	1,381
Capital gains incentive fee payable	5,043	4,715
Income based incentive fee payable	9,032	—
Accrued expenses	10,670	(2,627)
Other assets	(893)	(1,527)
Interest payable	4,696	(828)
Unsettled trades payable	(105,223)	68,062
Net cash used in operating activities	(4,075,590)	(477,644)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	2,929,492	654,615
Borrowings from term loans	1,310,450	50,000
Repayments of term loans	(3,364)	(1,592)
Payments for deferred financing costs	(18,802)	(5,536)
Repurchased shares, net of early repurchase deduction	(21,288)	—
Distributions to shareholders	(101,994)	(22,539)
Net cash provided by financing activities	4,094,494	674,948
Net change in cash, cash equivalents and restricted cash	18,904	197,304
Cash, cash equivalents and restricted cash, beginning of period	320,802	27,317
Cash, cash equivalents and restricted cash, end of period	$339,706	$224,621
Supplemental Information:
Interest paid during the period	$44,866	$9,099
Non-cash financing activity:
Offering costs	602	945
Distribution reinvested	47,470	6,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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
As of June 30, 2026
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

	As of
	June 30, 2026	December 31, 2025
Cash	$333,562	$296,165
Cash equivalents	342	347
Total cash and cash equivalents	$333,904	$296,512

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of assets and liabilities that sum to the total of the same such amounts shown in the statement of cash flows:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$333,904	$296,512
Restricted cash	5,802	24,290
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$339,706	$320,802

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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest on loans. Discounts from and premiums to par value on loans purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

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

Distribution Income Recognition

Distribution income on common and other equity is recorded on the date it is declared by private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Because the Fund holds mostly private portfolio companies, distributions on investments are typically declared and paid to the Fund in the quarter subsequent to when the associated income is generated by the respective portfolio company. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the three and six months ended June 30, 2026, the Fund received $89.2 million and $129.9 million, respectively, of distributions from common and other equity investments, of which $26.9 million and $40.3 million, respectively, were classified as a return of capital. For the three and six months ended June 30, 2025, the Fund received $11.0 million and $17.4 million, respectively, of distributions from common and other equity investments, of which $0.2 million and $6.6 million, respectively, were classified as a return of capital.

Distribution income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as distribution income and added to the principal balance of the preferred equity. PIK distributions added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2026, the Fund accrued $14.6 million of PIK distributions.

Other Income

Other income is recorded on an accrual basis to the extent that such amounts are earned and are expected to be collected. Other income relates to a variety of ancillary fees associated with investment transactions including commitment, termination, structuring and other miscellaneous fees.

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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of June 30, 2026 and December 31, 2025, the majority of the Fund’s portfolio was concentrated in three and four investments, respectively.

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

Reclassification of Prior Periods

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net investment income, net assets, or changes in net assets. Reclassifications were made within the presentation of expenses to separately disclose legal expenses.

Related Party Transactions

As of June 30, 2026 and December 31, 2025, the Fund had received aggregate capital contributions totaling approximately $52.6 million and $47.3 million, respectively, from affiliates of the Adviser.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its unaudited consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance.

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

Under the Investment Advisory Agreement, the base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. The Adviser waived its right to receive its management fee for the period prior to the BDC Election. The Adviser extended the waiver until the Fund’s first monthly closing as a BDC. For the three and six months ended June 30, 2026, the Fund incurred $13.1 million and $21.6 million, respectively, in management fees under the Investment Advisory Agreement. The Adviser did not voluntarily waive any management fees earned in accordance with the Investment Advisory Agreement for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Fund incurred $2.7 million and $3.5 million, respectively, in management fees under the Investment Advisory Agreement. For the three months ended June 30, 2025, no management fees were waived by the Adviser. The Adviser voluntarily waived $0.2 million of management fees for the six months ended June 30, 2025. This waiver is not subject to recoupment.

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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

The base management fee, income based fee and capital gains incentive fee for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Base management fee	$13,089	$2,651	$21,565	$3,533
Income based incentive fee	11,385	—	13,368	—
Capital gains incentive fee (1)	4,032	2,707	5,043	4,715

(1) Accrued in accordance with GAAP as discussed above.

There was no capital gains incentive fee actually payable to the Fund’s Adviser as calculated under the Investment Advisory Agreement for the three and six months ended June 30, 2026 and 2025. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $16.4 million and $11.3 million, respectively, as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Fund has not paid any capital gains incentive fee since inception.

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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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

The Fund incurred $0.9 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively, in administrative fees allocated to the Fund from the Administrator, which are included in “Administration fees” in the Fund’s consolidated statements of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Fund’s Adviser until such time as all Expense Payments made by the Fund’s Adviser to the Fund within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued. Any such payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (calculated in accordance with the Expense Support and Conditional Reimbursement Agreement) that, after giving effect to the recoupment, is lower than the expense ratio (calculated in accordance with the Expense Support and Conditional Reimbursement Agreement) at the time of the fee waiver or expense reimbursement and (ii) a distribution rate (exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment income or loss, (ii) net realized gains or losses on investments, derivatives and foreign currency transactions and (iii) other dividends and distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Fund’s Adviser has waived its right to receive such

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
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
As of June 30, 2026
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
4. INVESTMENTS

As of June 30, 2026 and December 31, 2025, investments consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Common equity	$4,480,268	$4,710,584	$2,049,696	$2,168,096
Preferred equity	1,014,621	1,014,621	—	—
Other equity	364,660	393,707	340,995	354,399
First lien senior secured loans	924,292	925,807	507,515	508,273
Senior subordinated loans	283,316	285,377	90,449	89,618
Total investments	$7,067,157	$7,330,096	$2,988,655	$3,120,386

Derivative contracts, at fair value (asset)	$—	$13,989	$—	$9,358
Derivative contracts, at fair value (liability)	—	(8,414)	—	(6,274)
Total derivative contracts	$—	$5,575	$—	$3,084

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The Fund generally uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions as a percentage of the Fund’s portfolio at fair value as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026	December 31, 2025
Industry
Oil, gas and consumable fuels	41.6%	12.5%
Independent power and renewable electricity producers	40.0	73.8
Data centers	8.7	—
Transportation infrastructure	5.0	—
Electric utilities	3.1	3.9
Electrical equipment	0.4	0.2
Chemicals	0.3	0.2
Technology hardware and equipment	0.2	—
Software	0.2	0.6
Gas utilities	0.1	—
Machinery	0.1	0.1
Energy equipment and services	0.1	—
IT services	0.1	7.0
Commercial services and supplies	0.1	0.2
Specialized REITs	—	1.1
Multi-utilities	—	0.2
Health care technology	—	0.2
Total	100.0%	100.0%

	As of
	June 30, 2026	December 31, 2025
Geographic region
United States	99.9%	100.0%
Europe	0.1	—
Total	100.0%	100.0%

As of June 30, 2026 and December 31, 2025, there were no investments on non-accrual status.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
5. DEBT

The Fund’s average outstanding debt and weighted average interest rate for the three and six months ended June 30, 2026 and 2025 was as follows:

		Three months ended June 30,				Six months ended June 30,
		2026		2025		2026		2025
	Maturity Date	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate
Denali Credit Agreement	09/2029	$204,988	5.63%	$211,611	6.34%	$205,753	5.66%	$212,055	6.35%
Aspen Credit Agreement	03/2030	224,481	5.26	50,000	6.10	224,481	5.33	30,111	3.67
ACI Portfolio Aggregator Credit Agreement	04/2027	79,835	6.22	—	—	50,083	6.24	—	—
Tango Credit Agreement	07/2030	273,761	5.14	—	—	229,501	5.15	—	—
BNP Funding Facility	03/2028	200,000	4.92	—	—	200,000	4.92	—	—
Pioneer Credit Agreement	10/2030	314,160	5.13	—	—	270,323	5.15	—	—
Rover Credit Agreement	06/2033	720,855	5.94	—	—	362,419	5.94	—	—
Total		$2,018,080	5.51%	$261,611	6.32%	$1,542,560	5.43%	$242,166	6.30%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes an amortizing $212.5 million term loan (“the Denali Term Loan”), of which $204.6 million was available and drawn as of June 30, 2026, and a $10.2 million debt service letters of credit facility ("Denali DSR LC Facility"), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $208.0 million was drawn on the Denali Term Loan and nothing was drawn on the Denali DSR LC Facility. The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. Since February 2025, ACI Denali has been making quarterly interest payments. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
to time party to the Aspen Credit Agreement and certain other signatories thereto. The Aspen Credit Agreement is related to the Aspen Borrower’s investment in two portfolio companies of the Fund.

On March 13, 2026 (the “Aspen Amendment Effective Date”), the Aspen Borrower and the Aspen Pledgor entered into the First Amendment to the Aspen Credit Agreement (the “First Aspen Amendment”).

The First Aspen Amendment, among other things, provides for an additional (a) $249.9 million delayed draw term loan, and (b) $16.1 million debt service letters of credit facility. After giving effect to the First Aspen Amendment, the Aspen Credit Agreement provides for an aggregate amortizing term loan facility of approximately $478.0 million (the “Aspen Term Loan”), of which $474.4 million was available and $224.5 million was drawn as of June 30, 2026, and a $31.7 million debt service letters of credit facility (“Aspen DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $224.5 million was drawn on the Aspen Term Loan and nothing was drawn on the Aspen DSR LC Facility. Pursuant to the terms of the First Aspen Amendment, the interest rate charged on outstanding borrowings under the Aspen Credit Agreement for the period from the Aspen Amendment Effective Date until March 14, 2028, decreased from SOFR plus 1.75% to SOFR plus 1.625%, with a 0.125% step-up after March 14, 2028 and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. In addition, pursuant to the terms of the First Aspen Amendment, the rate for Aspen DSR LC Facility fees under the Aspen Credit Agreement decreased from 1.725% to 1.625%, in each case multiplied by the stated amount of the applicable letter of credit and with a 0.125% step-up after March 14, 2028. Since August 2025, Aspen Borrower has been making quarterly interest payments.
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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, ACI Portfolio Aggregator SPV LLC, as borrower (“ACI Portfolio Aggregator”), a wholly-owned subsidiary of the Fund, entered into a Revolving Credit Agreement that provides a revolving line of credit (as amended, the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. On March 25, 2026 ACI Portfolio Aggregator increased the aggregate amount of total commitments available under the ACI Portfolio Aggregator Credit Agreement from $50.0 million to $200.0 million. There were $125.0 million and $20.0 million, respectively, in borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of June 30, 2026 and December 31, 2025.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango's investment in a portfolio company of the Fund and includes an amortizing $334.8 million delayed draw term loan (the “Tango Term Loan”), of which $334.8 million was available and drawn as of June 30, 2026, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $184.8 million was drawn on the Tango Term Loan and nothing was drawn on the Tango DSR LC Facility. Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. Since November 2025, ACI Tango has been making quarterly interest payments. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, the Fund entered into a Revolving Credit and Security Agreement (as amended, the “BNP Funding Facility”) with ACI Liquid Aggregator SPV, LLC (“ACI Liquid Aggregator”), a wholly owned subsidiary of the Fund, as borrower (the “BNP Borrower”), the Fund, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent. The BNP Funding Facility has a reinvestment period ending on September 23, 2027 and a maturity date of March 23, 2028. On June 26, 2026, ACI Liquid Aggregator increased the aggregate amount of total commitments available under the BNP Funding Facility from $200.0 million to (i) a $375.0 million tranche secured by broadly syndicated loans and (ii) a tranche secured by data center loans with a maximum facility amount equal to the lesser of (a) $175.0 million and (b) the sum of the products obtained by multiplying (x) the advance rate of each eligible data center collateral asset by (y) the data center commitment amount of such data center collateral asset. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which the Fund will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. Advances under the tranche secured by data center loans bear interest at a rate equal to SOFR Rate (as defined in the BNP Funding Facility) plus an applicable margin of 1.35%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were $200.0 million in borrowings drawn on the BNP Funding Facility as of June 30, 2026 and December 31, 2025.

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

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC, as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC, as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes an amortizing $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $539.1 million was available and $376.0 million was drawn as of June 30, 2026, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $226.0 million was drawn on the Pioneer Term Loan and nothing was drawn on the Pioneer DSR LC Facility.

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. Since January 2026, the Pioneer Borrower has been making quarterly interest payments, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

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

Rover Credit Agreement

On June 9, 2026 (the “Closing Date”), ACI Rover Parent, LLC (f/k/a BCP Renaissance Parent L.L.C.), as borrower (the “Rover Borrower”) ACI Rover, LLC (f/k/a BCP Renaissance, L.L.C.), as subsidiary guarantor (“Rover Borrower Subsidiary”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Rover Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent, joint lead arranger and bookrunner (“Morgan Stanley”), MUFG Bank, LTD. and Wells Fargo Securities, LLC as joint lead arrangers and bookrunners, and the other lenders party thereto from time to time. The Rover Credit Agreement includes a $910.0 million senior secured first lien term loan B credit facility (the “Rover Term Loan”). Borrowings under the Rover Term Loan bear interest annually at a rate equal to Term SOFR (as defined in the Rover Credit Agreement) plus 2.25% per annum. As of June 30, 2026, borrowings outstanding under the Rover Term Loan totaled $905.5 million, net of original issue discount. Since June 2026, the Rover Borrower has been making quarterly interest payments.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

The Rover Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of Rover Borrower Subsidiary owned by the Rover Borrower, (b) all of the equity interests of ET Rover Pipeline LLC owned by Rover Borrower Subsidiary and (c) all tangible and intangible assets of the Rover Borrower and Rover Borrower Subsidiary. Under the Rover Credit Agreement, the Rover Borrower and Rover Borrower Subsidiary, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Rover Credit Agreement includes usual and customary events of default for facilities of this nature. The Rover Credit Agreement is non-recourse to any upstream affiliate of the Rover Borrower, including the Fund.

6. DERIVATIVE INSTRUMENTS

Interest Rate Swaps

The Fund entered into interest rate swaps to reduce the Fund’s exposure to interest rate volatility in relation to the Denali Credit Agreement, the Aspen Credit Agreement, the Tango Credit Agreement, the Pioneer Credit Agreement and the Rover Credit Agreement. Under the interest rate swap agreements, the Fund pays a fixed interest rate and receives a floating interest rate of SOFR. The interest rate swaps of the Fund are not hedging instruments in accordance with ASC 815.

As of June 30, 2026 and December 31, 2025, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedules of investments.

The net change in unrealized appreciation (depreciation) related to the interest rate swaps was approximately $0.3 million and $(1.2) million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $(6.2) million for the six months ended June 30, 2026 and 2025, respectively, which is included in “derivatives” under “net unrealized gains/(losses)” in the Fund’s consolidated statements of operations. The net swap amounts are settled quarterly, which began in February 2025, and are recorded as net realized gains/(losses) in “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statements of operations. There were net interest rate swap payments received (paid) resulting in a realized gain (loss) of $(0.2) million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $(0.1) million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The balance sheet impact of fair valuing the interest rate swaps as of June 30, 2026 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statements of Assets and Liabilities
Interest rate swap	$39,483	09/2029	$4,146	$—	$—	$4,146	Derivative contracts, at fair value
Interest rate swap	39,483	09/2029	4,131	—	—	4,131	Derivative contracts, at fair value
Interest rate swap	19,740	09/2029	—	(341)	—	(341)	Derivative contracts, at fair value
Interest rate swap	14,998	09/2029	—	(259)	—	(259)	Derivative contracts, at fair value
Interest rate swap	14,998	09/2029	—	(259)	—	(259)	Derivative contracts, at fair value
Interest rate swap	12,762	09/2029	—	(221)	—	(221)	Derivative contracts, at fair value
Interest rate swap	11,998	09/2029	—	(207)	—	(207)	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	75	—	—	75	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	77	—	—	77	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	794	—	—	794	Derivative contracts, at fair value
Interest rate swap	65,430	03/2030	786	—	—	786	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(136)	—	(136)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(138)	—	(138)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(137)	—	(137)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(138)	—	(138)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(138)	—	(138)	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	7	—	—	7	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	7	—	—	7	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	7	—	—	7	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	7	—	—	7	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	6	—	—	6	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	7	—	—	7	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	—	(139)	—	(139)	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	2,013	—	—	2,013	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	1,926	—	—	1,926	Derivative contracts, at fair value
Interest rate swap	35,580	10/2030	—	(538)	—	(538)	Derivative contracts, at fair value
Interest rate swap	25,640	10/2030	—	(415)	—	(415)	Derivative contracts, at fair value
Interest rate swap	25,640	10/2030	—	(413)	—	(413)	Derivative contracts, at fair value
Interest rate swap	25,640	10/2030	—	(416)	—	(416)	Derivative contracts, at fair value
Interest rate swap	455,000	06/2033	—	(4,519)	—	(4,519)	Derivative contracts, at fair value
Total			$13,989	$(8,414)	$—	$5,575

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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

For the three and six months ended June 30, 2026, the average outstanding notional value of interest rate swaps was $1,386.7 million and $1,011.1 million, respectively. For the three and six months ended June 30, 2025, the average outstanding notional value of interest rate swaps was $196.4 million and $181.7 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business and related to its investments in Infrastructure Assets, the Fund may from time to time enter into customary guarantee arrangements related to portfolio companies. As of June 30, 2026 and December 31, 2025, the Fund has guaranteed obligations under certain portfolio-company agreements with a maximum risk of loss of $93.3 million and $0, respectively. The Fund has also entered into certain separate back-to-back indemnification agreements which, subject to certain conditions, indemnify the Fund from most payments that would otherwise need to be made under the related guarantee arrangement. As of June 30, 2026, the Fund has not been required to make payments under the guarantee arrangements and believes the credit risks to be remote and the fair value of this guarantee arrangement to be immaterial.

Expense Support and Conditional Reimbursement Agreement

The Fund’s Adviser may elect to pay certain of the Expense Payments on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or distributions and/or shareholder servicing fees of the Fund. Any Expense Payment that the Fund’s Adviser has committed to pay must be paid by the Fund’s Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Fund’s Adviser or its affiliates. The Fund may be obligated to reimburse the Fund’s Adviser for such advanced expenses, subject to the applicable recoupment provisions under the Expense Support and Conditional Reimbursement Agreement, within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
As of June 30, 2026 and December 31, 2025, the total amount of advanced expenses subject to recoupment by the Adviser was $9.9 million and $14.9 million, respectively, with expirations as follows:

For the Quarter Ended	Expense Support from the Adviser	Expense Support Reimbursed to the Adviser	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support (1)	Eligible for Reimbursement through (1)
June 30, 2024	$2,050	$(2,050)	$—	$—	June 30, 2027
September 30, 2024	1,231	(1,231)	—	—	September 30, 2027
December 31, 2024	493	(493)	—	—	December 31, 2027
March 31, 2025	2,908	(2,364)	—	544	March 31, 2028
June 30, 2025	2,668	(2,032)	—	636	June 30, 2028
September 30, 2025	3,007	(2,234)	—	773	September 30, 2028
December 31, 2025	2,564	(1,133)	—	1,431	December 31, 2028
March 31, 2026	2,631	(409)	—	2,222	March 31, 2029
June 30, 2026	4,248	—	—	4,248	June 30, 2029

(1) Individual expenses are eligible for reimbursement within three years prior to the last business day of the applicable month in which they were incurred, which may be prior to the end of the respective quarter noted.

As of June 30, 2026, in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement, the Fund had a $11.9 million reimbursement payable in “accrued expenses” in the Fund’s consolidated statements of assets and liabilities for expenses previously advanced by the Adviser. As of December 31, 2025, no amounts were currently payable in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Investment Commitments

As of June 30, 2026, the Fund had unfunded commitments on delayed draw term loans and equity investments of $127.4 million and $664.3 million, respectively. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans and equity investments of $450.4 million and $344.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Fund’s unfunded commitments consisted of:

		As of
		June 30, 2026			December 31, 2025
Company	Commitment Type(1)(2)	Total Commitment		Unfunded Amount	Total Commitment	Unfunded Amount
Stack SJ Holdings Parent A-I, LLC	Delayed Draw Term Loan	$137,500		$35,686	$137,500	$81,758
Retained Vantage Data Centers Intermediate Holdco, L.P.	Delayed Draw Term Loan	185,000		—	185,000	146,458
CMH01 Holdings LP	Delayed Draw Term Loan	165,000		14,721	125,000	44,071
PowerHouse Data LCX, LLC	Delayed Draw Term Loan	75,000	75,000	27,787	75,000	59,622
Galaxy Helios LLC	Delayed Draw Term Loan	100,000		9,410	100,000	37,287
CW Nest Property Owner LLC	Delayed Draw Term Loan	100,000		30,181	100,000	81,159
Coreweave Financing DDTL V, LLC	Delayed Draw Term Loan	14,977		9,658	—	—
Tango Holdings, LLC	Equity	802,083		156,676	517,419	29,250
Pioneer JV Holdings LLC	Equity	770,725		45,145	768,580	43,000
Sierra Equity Holdings LLC	Equity	443,991		—	425,424	271,994
Sunrun Acropolis Owner 2026, LLC	Equity	500,000		462,500	—	—

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
As of June 30, 2026
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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following table presents fair value measurements of investments, cash equivalents and derivatives as of June 30, 2026:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments and cash equivalents
Common equity	$—	$—	$4,710,584	$4,710,584
Preferred equity	—	—	1,014,621	1,014,621
Other equity	—	—	393,707	393,707
First lien senior secured loans	—	557,674	368,133	925,807
Senior subordinated loans	—	—	285,377	285,377
Money market funds	342	—	—	342
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	13,989	—	13,989
Interest rate swap contracts (liability)	—	(8,414)	—	(8,414)
Total	$342	$563,249	$6,772,422	$7,336,013

The following table presents fair value measurements of investments, cash equivalents and derivatives as of December 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Common equity	$—	$—	$2,168,096	$2,168,096
Other equity	—	—	354,399	354,399
First lien senior secured loans	—	342,904	165,369	508,273
Senior subordinated loans	—	—	89,618	89,618
Money market funds	347	—	—	347
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	9,358	—	9,358
Interest rate swap contracts (liability)	—	(6,274)	—	(6,274)
Total	$347	$345,988	$2,777,482	$3,123,817

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of June 30, 2026
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range(1)	Weighted Average(2)
Common equity	$4,710,584	Discounted cash flow	Discount rate	8.89% - 10.97%	9.38%
Preferred equity	1,014,621	Recent transaction price	N/A	N/A	N/A
Other equity	393,707	Discounted cash flow	Discount rate	9.07% - 11.30%	9.29%
First lien senior secured loans	350,018	Yield analysis	Market yield	6.52% - 12.99%	9.05%
	18,115	Broker quotes	N/A	N/A	N/A
Senior subordinated loans	285,377	Yield analysis	Market yield	7.82% - 10.42%	9.37%
Total Level 3 investments	$6,772,422

(1) No range indicates a single investment in the asset category
(2) Weighted average based on relative fair values as of period end

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables present changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2026 and 2025:

As of and for the three months ended June 30, 2026
Balance as of March 31, 2026	$3,066,086
Purchases	3,646,712
Net unrealized gains on investments	90,499
Return of capital	(26,863)
Proceeds from repayments or sales of investments	(33)
Transfers in to/(out of) Level 3	(3,979)
Balance as of June 30, 2026	$6,772,422

As of and for the three months ended June 30, 2025
Balance as of March 31, 2025	$762,375
Purchases	11,043
Net unrealized gains on investments	22,301
Return of capital	(188)
Proceeds from repayments or sales of investments	(14)
Transfers in to/(out of) Level 3	—
Balance as of June 30, 2025	$795,517

As of and for the six months ended June 30, 2026
Balance as of December 31, 2025	$2,777,482
Purchases	3,902,166
Net unrealized gains on investments	134,091
Return of capital	(40,342)
Proceeds from repayments or sales of investments	(778)
Transfers in to/(out of) Level 3	(197)
Balance as of June 30, 2026	$6,772,422

As of and for the six months ended June 30, 2025
Balance as of December 31, 2024	$339,136
Purchases	420,390
Net unrealized gains on investments	42,541
Return of capital	(6,536)
Proceeds from repayments or sales of investments	(14)
Transfers in to/(out of) Level 3	—
Balance as of June 30, 2025	$795,517

There were no investment transfers into or out of Level 3 for the three and six months ended June 30, 2025.

The net change in unrealized appreciation/(depreciation) on the investments held at the end of the period that use Level 3 inputs was $90.5 million and $22.3 million for the three months ended June 30, 2026 and 2025, respectively, and $134.1 million and $42.5 million for the six months ended June 30, 2026 and 2025, respectively.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following are the carrying and fair values of the Fund’s debt obligations as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
	Carrying Value(1)(2)	Fair Value(1)	Carrying Value(1)(2)	Fair Value(1)
Denali Credit Agreement	$204,615	$204,615	$207,978	$207,978
Aspen Credit Agreement	224,481	224,481	224,481	224,481
ACI Portfolio Aggregator Credit Agreement	125,000	125,000	20,000	20,000
Tango Credit Agreement	334,750	334,750	184,750	184,750
BNP Funding Facility	200,000	200,000	200,000	200,000
Pioneer Credit Agreement	376,000	376,000	226,000	226,000
ACI Rover Term Loan	905,489	905,489	—	—
Total	$2,370,335	$2,370,335	$1,063,209	$1,063,209

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

For federal income tax purposes, the estimated cost of investments held on June 30, 2026 was $6,889.7 million. For all investments in which there was an excess of value over tax cost, there was $276.3 million in gross unrealized appreciation and $10.0 million in gross unrealized depreciation. For all investments in which there is an excess of tax cost over value, gross unrealized depreciation was $3.4 million. Overall net unrealized appreciation was $262.9 million. The excess value of investments over their estimated tax cost resulting from differences other than net unrealized appreciation (e.g. book versus tax treatment of distributions received from investments) was $177.4 million.

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

The provision for income taxes consists of the following for the three and six months ended June 30, 2026 and 2025:

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Current
U.S. federal income tax (expense)/benefit	$359	$—	$—	$—
State and local income tax (expense)/benefit	—	—	—	—
	359	—	—	—
Deferred
U.S. federal income tax (expense)/benefit	(26,576)	(5,135)	(40,836)	(7,281)
State and local income tax (expense)/benefit	(5,012)	(500)	(11,416)	(708)
	(31,588)	(5,635)	(52,252)	(7,989)
Total
U.S. federal income tax (expense)/benefit	(26,217)	(5,135)	(40,836)	(7,281)
State and local income tax (expense)/benefit	(5,012)	(500)	(11,416)	(708)
Income tax (expense)/benefit	$(31,229)	$(5,635)	$(52,252)	$(7,989)

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The reconciliation of taxes from the statutory tax rate to the Fund’s effective tax rate as calculated in accordance with ASU 2023-09 for the six months ended June 30, 2026 is presented below:

Six months ended June 30, 2026
U.S. federal statutory tax rate	21.0%
State and local income taxes, net of federal income tax effect	3.1
Effect of changes in state tax laws or rates enacted in the current period	1.3
Income tax expense	25.4%

The reconciliation of the statutory tax rate to the Fund’s effective tax rate for the period prior to the adoption of ASU 2023-09 for the six months ended June 30, 2025 is as follows:

Six months ended June 30, 2025
Income tax expense at federal statutory rate	21.0%
State income tax (net of federal benefit)	1.6
Total effective rate	22.6%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Deferred tax assets
Net operating loss	$12,047	$1,880
Interest expense	3,086	2,765
Incentive fees	3,941	2,544
Total gross deferred tax assets	19,074	7,189
Valuation allowance	—	—
Total deferred tax assets	19,074	7,189
Deferred tax liabilities
Investments(1)	105,904	42,417
Interest rate swaps(1)	1,341	692
Total deferred tax liabilities	107,245	43,109
Net deferred tax (liabilities) assets	$(88,171)	$(35,920)

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
As of June 30, 2026
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

As of June 30, 2026 and December 31, 2025, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators. As of June 30, 2026, the Fund is subject to potential examination by federal, state and tax regulators for returns filed since the Fund’s inception in 2024.

10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.
The following table reflects the net assets activity for the three and six months ended June 30, 2026 and 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2025	83,633,744	$836	$1,969,450	$124,299	$2,094,585
Issuances of common shares	41,897,277	419	1,046,883	—	1,047,302
Shares issued in connection with dividend reinvestment plan	741,183	7	18,518	—	18,525
Dividends declared and payable ($0.6249, $0.5725, $0.6095 per Class I Share, Class S Share and Class D Share, respectively) as return of capital	—	—	(69,002)	—	(69,002)
Repurchased shares, net of early repurchase deduction	(658,356)	(5)	(16,370)	—	(16,375)
Net investment income	—	—	—	28,723	28,723
Net realized gains on investments and derivatives	—	—	—	195	195
Net unrealized gains on investments and derivatives	—	—	—	26,044	26,044
Balance at March 31, 2026	125,613,848	1,257	2,949,479	179,261	3,129,997
Issuances of common shares	75,563,115	756	1,881,434	—	1,882,190
Shares issued in connection with dividend reinvestment plan	1,161,958	11	28,934	—	28,945
Dividends declared and payable ($0.6249, $0.5721, $0.6094, $0.3958 per Class I Share, Class S Share, Class D Share and Class N Share, respectively) as return of capital	—	—	(104,823)	—	(104,823)
Repurchased shares, net of early repurchase deduction	(199,367)	(2)	(4,910)	—	(4,912)
Net investment income	—	—	—	55,458	55,458
Net realized losses on investments and derivatives	—	—	—	(315)	(315)
Net unrealized gains on investments and derivatives	—	—	—	43,519	43,519
Balance at June 30, 2026	202,139,554	$2,022	$4,750,114	$277,923	$5,030,059

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	16,479,636	165	412,662	—	412,827
Shares issued in connection with dividend reinvestment plan	103,669	1	2,596	—	2,597
Dividends declared and payable ($0.6750 per share) as return of capital	—	—	(11,355)	—	(11,355)
Net investment loss	—	—	—	(7,991)	(7,991)
Net realized gains on investments and derivatives	—	—	—	919	919
Net unrealized gains on investments and derivatives	—	—	—	15,144	15,144
Balance at March 31, 2025	22,809,905	228	553,764	14,602	568,594
Issuances of common shares	9,716,022	97	241,885	—	241,982
Shares issued in connection with dividend reinvestment plan	143,160	2	3,564	—	3,566
Dividends declared and payable (0.6330 per share) as return of capital	—	—	(18,396)	—	(18,396)
Net investment loss	—	—	—	(2,335)	(2,335)
Net realized gains on investments and derivatives	—	—	—	245	245
Net unrealized gains on investments and derivatives	—	—	—	21,407	21,407
Balance at June 30, 2025	32,669,087	$327	$780,817	$33,919	$815,063

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables summarize transactions in Shares during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six months ended June 30,
	2026		2025		2026		2025(1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	36,860,617	$918,284	9,716,022	$241,982	74,094,487	$1,849,033	26,195,658	$654,809
Distributions reinvested	1,029,774	25,652	143,160	3,566	1,737,680	43,346	246,829	6,163
Share transfers between classes	—	—	—	—	9,984	249	—	—
Repurchased shares	(193,377)	(4,822)	—	—	(851,733)	(21,230)	—	—
Early repurchase deduction	—	49	—	—	—	82	—	—
Dividends declared and payable	—	(89,025)	—	—	—	(155,246)	—	—
Net increase	37,697,014	850,138	9,859,182	245,548	74,990,418	1,716,234	26,442,487	660,972
Class S
Subscriptions	5,445,048	135,631	—	—	10,108,455	252,184	—	—
Distributions reinvested	79,082	1,970	—	—	111,959	2,791	—	—
Repurchased shares	(5,990)	(149)	—	—	(5,990)	(149)	—	—
Early repurchase deduction	—	5	—	—	—	5	—	—
Dividends declared and payable	—	(5,878)	—	—	—	(8,645)	—	—
Net increase	5,518,140	131,579	—	—	10,214,424	246,186	—	—
Class D
Subscriptions	2,012,039	50,100	—	—	2,012,039	50,100	—	—
Distributions reinvested	3,749	93	—	—	4,149	103	—	—
Share transfers between classes	—	—	—	—	(9,984)	(249)	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Dividends declared and payable	—	(666)	—	—	—	(680)	—	—
Net increase	2,015,788	49,527	—	—	2,006,204	49,274	—	—
Class N
Subscriptions	31,245,411	778,175	—	—	31,245,411	778,175	—	—
Distributions reinvested	49,353	1,230	—	—	49,353	1,230	—	—
Share transfers between classes	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	5	—	—	—	5	—	—
Dividends declared and payable	—	(9,254)	—	—	—	(9,254)	—	—
Net increase	31,294,764	770,156	—	—	31,294,764	770,156	—	—

Total net increase	76,525,706	$1,801,400	9,859,182	$245,548	118,505,810	$2,781,850	26,442,487	$660,972

(1) As of June 30, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first business day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per Share for the six months ended June 30, 2026 and 2025:

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

	NAV Per Share
	Class I	Class S	Class D	Class N
January 31, 2026	$25.0263	$25.0263	$25.0263	N/A
February 28, 2026	24.9252	24.9252	24.9252	N/A
March 31, 2026	24.9176	24.9176	24.9176	N/A
April 30, 2026	24.8805	24.8805	24.8805	N/A
May 31, 2026	24.9295	24.9295	24.9295	$24.9295
June 30, 2026	24.8841	24.8841	24.8841	24.8841

NAV per Share (1)
Class I
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275
April 30, 2025	24.8195
May 31, 2025	24.9464
June 30, 2025	24.9490

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

In accordance with the Share Repurchase Program, Shares repurchased in the Fund’s tender offer completed during the six months ended June 30, 2026 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducted 2.00% from such NAV for Shares that were not outstanding for at least one year (the “Early Repurchase Deduction”). For the three and six months ended June 30, 2026, the Fund repurchased and retired 199,367 Shares and 857,723 Shares for a total price of $4.9 million and $21.3 million, respectively.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2026 and 2025:

	Six months ended June 30, 2026
	Class I	Class S	Class D	Class N(5)
Per share data:
Net asset value at the beginning of period	$25.0447	$25.0447	$25.0447	$24.8805
Net investment income (loss) for period(1)	0.6190	0.5138	0.5881	0.1808
Net realized and unrealized gain (loss)(1)	0.4699	0.4699	0.4699	0.2183
Net increase (decrease) in net assets from operations	1.0889	0.9837	1.0580	0.3991
Distributions as a return of capital	(1.2498)	(1.1446)	(1.2189)	(0.3958)
Net increase (decrease) in net assets from shareholders' distributions	(1.2498)	(1.1446)	(1.2189)	(0.3958)
Early repurchase deduction	0.0003	0.0003	0.0003	0.0003
Total increase (decrease) in net assets	(0.1606)	(0.1606)	(0.1606)	0.0036
Net asset value at the end of period	$24.8841	$24.8841	$24.8841	$24.8841
Total return based on net asset value(2)	4.35%	3.93%	4.22%	1.60%
Shares outstanding, end of period	156,807,410	12,004,931	2,032,449	31,294,764
Ratio/Supplemental Data:
Net assets at end of period (in thousands)	$3,902,009	$298,732	$50,576	$778,742
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(6)(7)	5.46%	6.41%	6.10%	6.34%
Ratio of expense support to average net assets(3)	0.21	0.36	1.33	1.49
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)(6)	5.67	6.77	7.43	7.83
Ratio of net investment income (loss) to average net assets(3)(6)	4.89	3.96	5.47	4.88
Portfolio turnover rate(4)	5.13	5.13	5.13	5.13

(1)Weighted average basic per Share data.
(2)For the six months ended June 30, 2026, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)Expenses are allocated to the Classes outstanding each month. The ratios reflect an annualized amount based on all expenses other than income based fee and capital gains incentive fee.
(4)Portfolio turnover is calculated using the lesser of the year-to-date sales or year-to-date purchases over the monthly average net assets for the period reported and has not been annualized.
(5)Sales of Class N Shares commenced May 1, 2026.
(6)The ratio of net investment income (loss) to average net assets excludes income taxes related to net unrealized gains and losses. The ratio of operating expenses excludes income tax benefit/(expense). For the six months ended June 30, 2026, the ratio of income tax benefit related to net investment income (loss) to average net assets was 0.63%, 0.86%, 1.67% and 1.74% for Class I, Class S, Class D and Class N, respectively, and the ratio of income tax expense related to unrealized gain and loss to average net assets was (3.65)%, (3.89)%, (4.65)% and (2.82)% for Class I, Class S, Class D and Class N, respectively.
(7)For the six months ended June 30, 2026, the ratio of operating expenses to average net assets consisted of the following:

	Six months ended June 30, 2026
	Class I	Class S	Class D	Class N
Management fees(3)	1.24%	1.25%	1.24%	1.24%
Income based fee and capital gains incentive fee(3)	0.49	0.57	0.99	1.03
Interest expense(3)	3.06	3.16	3.19	3.16
Organizational and offering expenses(3)	0.04	0.04	0.02	0.02
Other operating expenses	0.63	0.54	0.41	0.39
Trailing fees	—	0.85	0.25	0.50
Total operating expenses	5.46%	6.41%	6.10%	6.34%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

Six months ended June 30, 2025
Class I(4)
Per share data:
Net asset value at the beginning of period	$25.1266
Net investment income (loss) for period(1)	(0.5679)
Net realized and unrealized gain (loss)(1)	1.6940
Net increase in net assets from operations	1.1261
Distributions as a return of capital	(1.3037)
Total increase in net assets	(0.1776)
Net asset value at the end of period	$24.9490
Total return based on net asset value(2)	4.48%
Shares outstanding, end of period	32,669,087
Ratios/Supplemental Data:
Net assets at end of period (in thousands)	$815,063
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)	8.41%
Ratio of expense support to average net assets(3)	(1.95)
Ratio of management fee waiver to average net assets(3)	(0.03)
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	6.43
Ratio of net investment income (loss) to average net assets(3)	(1.05)
Portfolio turnover rate	4.85

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
(5)For the six months ended June 30, 2025, the ratio of operating expenses to average net assets consisted of the following:

Six months ended June 30, 2025
Class I
Management fees(3)	1.25%
Income based fee and capital gains incentive fee(3)	0.83
Income tax expense(3)	1.41
Interest expense (3)	3.27
Organizational and offering expenses(3)	0.40
Other operating expenses(3)	1.25
Total operating expenses	8.41%

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
As of June 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of the issued unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the six months ended June 30, 2026, except as discussed below.

July Capital Raise

In its monthly closing for July 2026, the Fund issued and sold 45,031,717 Shares (consisting of 25,756,596 Class I Shares, 2,813,041 Class D Shares, 1,394,900 Class S Shares and 15,067,180 Class N Shares at an offering price of $24.8841 per Share for each class), and received approximately $1,120.6 million as payment for such Shares.

August Capital Raise

In its monthly closing for August 2026, the Fund has agreed to sell Shares, including Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $798.8 million. The purchase price per Share will equal the Fund’s net asset value (“NAV”) per Share of such class as of the last calendar day of July 2026, which is generally expected to be available within 20 business days after August 1, 2026.

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

Distributions

The Fund has announced the declaration of regular monthly distributions for July, August, September, October, November and December 2026, in each case for its Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
July 31, 2026	August 21, 2026	$0.20830	$0.20830	$0.20830	$0.20830
August 31, 2026	September 23, 2026	0.20830	0.20830	0.20830	0.20830
September 30, 2026	October 23, 2026	0.20830	0.20830	0.20830	0.20830
October 30, 2026	November 20, 2026	0.20830	0.20830	0.20830	0.20830
November 30, 2026	December 24, 2026	0.20830	0.20830	0.20830	0.20830
December 31, 2026	January 25, 2027	0.20830	0.20830	0.20830	0.20830

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above

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
•ongoing conflicts in the Middle East, South America and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;
•the disruption of global shipping activities;
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
•the impact of the development and use of artificial intelligence and potential impact to certain of our portfolio companies;
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

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
New investment commitments:
Common equity	$2,214,648	$—	$2,301,609	$402,870
Other equity	500,000	—	500,000	—
Preferred equity	1,000,000	—	1,000,000	—
First lien senior secured loans	300,472	145,315	404,016	168,909
Treasuries	—	98,945	421,374	98,945
Senior subordinated loans	—	—	—	—
Total new investment commitments	$4,015,120	$244,260	$4,626,999	$670,724

Amount of investments funded: (1)
Common equity	$2,338,892	$—	$2,444,327	$402,870
Other equity	27,500	—	27,500	—
Preferred equity	1,000,000	—	1,000,000	—
First lien senior secured loans	162,511	98,259	534,719	98,259
Treasuries	—	98,945	421,374	98,945
Senior subordinated loans	139,082	—	192,530	—
Total amount of investments funded	$3,667,985	$197,204	$4,620,450	$600,074

Principal amount of investments sold or repaid:
Common equity	$(22,826)	$—	$(26,218)	$—
Other equity	(4,038)	(188)	(14,124)	(6,536)
Preferred equity	—	—	—	—
First lien senior secured loans	(101,308)	(20,696)	(120,178)	(20,754)
Treasuries	(423,976)	—	(423,976)	—
Senior subordinated loans	—	—	—	—
Total principal amount of investment sold or repaid	$(552,148)	$(20,884)	$(584,496)	$(27,290)

(1)The amount of investments funded in the table excludes purchases of investments during the respective period that had not settled as of the end of the period.

For the six months ended June 30, 2026, we committed to and closed four equity investments.

Our investments consisted of the following ($ in thousands):

		As of
		June 30, 2026		December 31, 2025
	Total Underlying Projects (11)	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	15	$326,871	$355,674	$340,995	$354,399
Aspen Renewables Equity Holdings, LLC (2)	4	432,390	497,688	431,267	479,667
Tango Holdings, LLC (3)	6	650,351	720,449	492,623	526,684
Meade Pipeline Co LLC (4)	1	210,937	222,630	202,888	214,956
Redwood Meade Midstream MPC, LLC (4)	N/A	36,879	38,943	35,459	37,589
Pioneer JV Holdings LLC (5)	9	717,332	779,787	731,872	753,613
Sierra Equity Holdings LLC (6)	3	446,141	474,839	155,587	155,587
AEJV SPV LP (7)	3	370,204	369,819	—	—
Commonwealth LNG Intermediate Parent, LLC (8)	1	1,014,621	1,014,621	—	—
ET Rover Pipeline LLC (9)	1	1,616,034	1,606,429	—	—
Sunrun Acropolis Owner 2026, LLC (10)	1	37,789	38,033	—	—
Senior subordinated loans	N/A	283,316	285,377	90,449	89,618
First lien senior secured loans	N/A	924,292	925,807	507,515	508,273
Total		$7,067,157	$7,330,096	$2,988,655	$3,120,386

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
(3)The underlying 0.7 gigawatt portfolio consists of 6 projects across the Pennsylvania–New Jersey–Maryland Interconnection, the Southwest Power Pool, and the Electric Reliability Council of Texas regions, of which 100% is solar capacity.
(4)Represents an investment in an entity holding a ~40% interest in the Central Penn Line, a fully contracted natural gas pipeline transporting gas from Northeast to Southeastern Pennsylvania via the Transco system. The pipeline spans 178 miles and has a total capacity of 3,380 MMcf/d, with ~1,332 MMcf/d net to Meade, under long-term triple net leases through 2042. Redwood Meade Midstream MPC, LLC is a holding company that structurally owns a minority interest in Meade Pipeline Co LLC.
(5)The underlying 1.5 gigawatt portfolio consists of 9 projects in operation across the Midcontinent Independent System Operator, Electric Reliability Council of Texas, Western Electricity Coordinating Council, and Pennsylvania-New Jersey-Maryland Interconnection (PJM), of which 61% is solar, 26% is wind, and 13% is battery storage capacity.
(6)The underlying 0.7 gigawatt portfolio consists of 3 projects in the Electric Reliability Council of which 63% is solar and 37% is wind capacity.
(7)An entity holding, directly or indirectly, a 99% stake in thirty-two aircraft engines, each on lease to North American airlines.
(8)Represents an investment in a ~9.3 mtpa liquefied natural gas export facility under construction in Louisiana. The asset will be ~91% contracted under long-term take-or-pay Sale and Purchase Agreements with creditworthy counterparties upon reaching commercial operation.
(9)Represents an investment in an entity holding a ~32.4% stake in the Rover pipeline, a ~713‑mile interstate natural gas pipeline that transports Appalachian Basin gas from Ohio and West Virginia westward into the Midwest and onward to the US / Canada border with transportation capacity of 3.425 Bcf/d that is substantially contracted under long-term agreements.
(10)The underlying portfolio consists of approximately 4,289 residential solar and storage systems across 18 states and Puerto Rico, totaling ~33 MW of capacity. When fully deployed, the portfolio is expected to consist of over 70,000 systems with approximately 600 MW of total generation capacity across 21 states and Puerto Rico.
(11)Represents the number of infrastructure projects undertaken by each entity in which we have an equity investment as of June 30, 2026.

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

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total income	$118,244	$14,011	$183,263	$15,075
Net expenses	78,194	10,711	110,966	17,412
Net investment income/(loss) before income taxes	40,050	3,300	72,297	(2,337)
Income tax benefit/(expense)	15,408	(5,635)	11,884	(7,989)
Net investment income/(loss)	55,458	(2,335)	84,181	(10,326)
Net realized and unrealized gains on investments and derivatives	43,204	21,652	69,443	37,715
Net increase in stockholders’ equity resulting from operations	$98,662	$19,317	$153,624	$27,389

Net increase in stockholders’ equity resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income
Distribution income	$76,945	$10,818	$104,201	$10,818
Interest income	26,299	3,193	49,062	4,257
Other income	15,000	—	30,000	—
Total income	$118,244	$14,011	$183,263	$15,075

For the three and six months ended June 30, 2026, distribution income increased by $66.1 million and $93.4 million, respectively, compared to the same period in 2025 due to the increase in the portfolio of income yielding investments.

For the three and six months ended June 30, 2026, interest income increased by $23.1 million and $44.8 million, respectively, compared to the same period in 2025 primarily due to the building of a liquid and private credit portfolio in 2025 and 2026.

For the three and six months ended June 30, 2026, other income increased by $15.0 million and $30.0 million, respectively, compared to the same period in 2025 due to receipt of a commitment fee in 2026. Other income also increased for the six months ended June 30, 2026 compared to the same period in 2025 due to a deal termination fee.

For the three and six months ended June 30, 2026, we received $89.2 million and $129.9 million, respectively, of distributions from common and other equity investments, of which $26.9 million and $40.3 million, respectively, were classified as a return of capital. For the three and six months ended June 30, 2025, we received $11.0 million and $17.4 million, respectively, of distributions from common and other equity investments, of which $0.2 million and $6.6 million, respectively, were classified as a return of capital. Because our common and other equity investments are in private portfolio companies, there is no recognition of distribution income by us for the income generated by the underlying portfolio companies during the quarter, with such income recognized by us when the distribution is declared by the portfolio company, typically in the following quarter.

For the three and six months ended June 30, 2026, we accrued $14.6 million of PIK distribution income from our preferred equity investment.

Operating Expenses

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Expenses
Interest expense	$36,608	$5,203	$53,273	$9,171
Management fees	13,089	2,651	21,565	3,533
Income based incentive fee	11,385	—	13,368	—
Capital gains incentive fee	4,032	2,707	5,043	4,715
Administration fees	1,637	646	2,505	1,498
Offering expense	233	1,187	735	2,204
Shareholder servicing and distribution fees:
Class S	542	—	795	—
Class D	16	—	17	—
Class N	484	—	484	—
Organizational expenses	—	4	—	35
Legal expenses	819	761	4,994	1,528
Other general and administrative	1,651	220	3,120	467
Total expenses	70,496	13,379	105,899	23,151
Less: Expense support	(4,248)	(2,668)	(6,879)	(5,576)
Add: Expense support recoupment	11,946	—	11,946	—
Less: Management fee waiver	—	—	—	(163)
Net expenses	78,194	10,711	110,966	17,412
Net investment income/(loss) before income taxes	40,050	3,300	72,297	(2,337)
Income tax benefit/(expense)	15,408	(5,635)	11,884	(7,989)
Net investment income/(loss)	$55,458	$(2,335)	$84,181	$(10,326)

For the three and six months ended June 30, 2026, interest expense increased by $31.4 million and $44.1 million, respectively, compared to the same period in 2025 due to the additional debt entered into in 2025 and 2026.

For the three and six months ended June 30, 2026, the income based incentive fee increased by $11.4 million and $13.4 million, respectively, compared to the same period in 2025 mainly due to the increase in pre-incentive fee net investment income, as defined in our Investment Advisory Agreement.

For the three and six months ended June 30, 2026, management fees increased by $10.4 million and $18.0 million, respectively, compared to the same period in 2025 due to the increase in net assets primarily as a result of our continuous offering of common shares.

For the three and six months ended June 30, 2026, expenses payable as reimbursements under the Expense Support and Conditional Reimbursement Agreement increased by $11.9 million mainly due to the increase in Excess Operating Funds, as defined in the Expense Support and Conditional Reimbursement Agreement.

For the three and six months ended June 30, 2026, capital gains incentive fee increased by $1.3 million and $0.3 million, respectively, compared to the same period in 2025 due to the net unrealized gains on the Fund’s investments in the current period, offset by the increase in the deferred tax liability, net. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our Investment Advisory Agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2026, there was $16.4 million of capital gains incentive fee accrued in accordance with GAAP. As of June 30, 2026, there was no capital gains incentive fee actually payable under our Investment Advisory Agreement.

For the three and six months ended June 30, 2026, income tax benefit increased by $21.0 million and $19.9 million, respectively, compared to the same period in 2025 mainly due to the increase in tax net operating loss in the current period.

See “Note 3. Agreements and Organizational Documents” to our consolidated financial statements for the three and six months ended June 30, 2026 and 2025, for more information on the base management fee, income-based fee and capital gains incentive fee.

Realized and Unrealized Gains/(Losses) on Investments and Derivatives

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Realized and unrealized gains/(losses) on investment and derivatives
Net realized gains/(losses):
Investments	$(122)	$(160)	$(39)	$(160)
Derivatives	(193)	405	(81)	1,324
Net realized gains	(315)	245	(120)	1,164
Net unrealized gains/(losses):
Investments	89,904	22,580	131,208	42,702
Derivatives	252	(1,173)	2,491	(6,151)
Income tax expense	(46,637)	—	(64,136)	—
Net unrealized gains	43,519	21,407	69,563	36,551
Net realized and unrealized gains on investments and derivatives	$43,204	$21,652	$69,443	$37,715

For the three and six months ended June 30, 2026, net unrealized gains on investments increased by $67.3 million and $88.5 million, respectively, compared to the same period in 2025 due to the net increase in fair value of the portfolio’s investments.

For the three and six months ended June 30, 2026, income tax expense increased by $46.6 million and $64.1 million, respectively, compared to the same period in 2025 mainly due to an increase in the deferred tax liability on investments.

For the six months ended June 30, 2026, the cost basis of investments increased from $2,988.7 million to $7,067.2 million and the number of equity investments increased from seven to eleven.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per Share equal to the then-current NAV per Share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $333.9 million of immediate liquidity as of June 30, 2026, comprised of cash and cash equivalents. In addition to our immediate liquidity, as of June 30, 2026, we had approximately $838.0 million available for borrowing through our credit arrangements which are subject to various draw covenants.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of June 30, 2026, we had $2,370.3 million in total aggregate principal debt outstanding, $7,689.0 million of total assets, $288.6 million of liabilities (other than indebtedness) and our asset coverage ratio was 312%.

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

The following table summarizes transactions in Shares during the three and six months ended June 30, 2026:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Shares	Amount	Shares	Amount
Class I
Subscriptions	36,860,617	$918,284	74,094,487	$1,849,033
Distributions reinvested	1,029,774	25,652	1,737,680	43,346
Share transfers between classes	—	—	9,984	249
Repurchased shares	(193,377)	(4,822)	(851,733)	(21,230)
Early repurchase deduction	—	49	—	82
Dividends declared and payable	—	(89,025)	—	(155,246)
Net increase	37,697,014	850,138	74,990,418	1,716,234
Class S
Subscriptions	5,445,048	135,631	10,108,455	252,184
Distributions reinvested	79,082	1,970	111,959	2,791
Share transfers between classes	—	—	—	—
Repurchased shares	(5,990)	(149)	(5,990)	(149)
Early repurchase deduction	—	5	—	5
Dividends declared and payable	—	(5,878)	—	(8,645)
Net increase	5,518,140	131,579	10,214,424	246,186
Class D
Subscriptions	2,012,039	50,100	2,012,039	50,100
Distributions reinvested	3,749	93	4,149	103
Share transfers between classes	—	—	(9,984)	(249)
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Dividends declared and payable	—	(666)	—	(680)
Net increase	2,015,788	49,527	2,006,204	49,274
Class N
Subscriptions	31,245,411	778,175	31,245,411	778,175
Distributions reinvested	49,353	1,230	49,353	1,230
Share transfers between classes	—	—	—	—
Repurchased shares	—	—	—	—
Early repurchase deduction	—	5	—	5
Dividends declared and payable	—	(9,254)	—	(9,254)
Net increase	31,294,764	770,156	31,294,764	770,156

Total net increase	76,525,706	1,801,400	118,505,810	2,781,850

(1) See “Recent Developments” as well as “Note 13. Subsequent Events” to our unaudited consolidated financial statements for subsequent events relating to subscription activities.

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The following table summarizes each month-end NAV per Share for the six months ended June 30, 2026:

	NAV Per Share
	Class I	Class S	Class D	Class N
January 31, 2026	$25.0263	$25.0263	$25.0263	N/A
February 28, 2026	24.9252	24.9252	24.9252	N/A
March 31, 2026	24.9176	24.9176	24.9176	N/A
April 30, 2026	24.8805	24.8805	24.8805	N/A
May 31, 2026	24.9295	24.9295	24.9295	24.9295
June 30, 2026	24.8841	24.8841	24.8841	24.8841

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

The following tables present our distributions that were declared and payable for the six months ended June 30, 2026 ($ in thousands, except per Share amount):

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.20830	$19,140
November 07, 2025	February 27, 2026	March 25, 2026	0.20830	22,271
November 07, 2025	March 31, 2026	April 23, 2026	0.20830	24,810
March 05, 2026	April 30, 2026	May 21, 2026	0.20830	27,068
March 05, 2026	May 29, 2026	June 24, 2026	0.20830	29,293
March 05, 2026	June 30, 2026	July 23, 2026	0.20830	32,664
			$1.24980	$155,246

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.19022	$635
November 07, 2025	February 27, 2026	March 25, 2026	0.19198	898
November 07, 2025	March 31, 2026	April 23, 2026	0.19031	1,234
March 05, 2026	April 30, 2026	May 21, 2026	0.19089	1,626
March 05, 2026	May 29, 2026	June 24, 2026	0.19034	1,752
March 05, 2026	June 30, 2026	July 23, 2026	0.19088	2,500
			$1.14462	$8,645

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.20298	$5
November 07, 2025	February 27, 2026	March 25, 2026	0.20350	5
November 07, 2025	March 31, 2026	April 23, 2026	0.20301	4
March 05, 2026	April 30, 2026	May 21, 2026	0.20318	4
March 05, 2026	May 29, 2026	June 24, 2026	0.20302	239
March 05, 2026	June 30, 2026	July 23, 2026	0.20318	423
			$1.21887	$680

			Class N
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$—	$—
November 07, 2025	February 27, 2026	March 25, 2026	—	—
November 07, 2025	March 31, 2026	April 23, 2026	—	—
March 05, 2026	April 30, 2026	May 22, 2026	—	—
March 05, 2026	May 30, 2026	June 25, 2026	0.19773	2,736
March 05, 2026	June 30, 2026	July 23, 2026	0.19805	6,518
			$0.39578	$9,254

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

In accordance with the Share Repurchase Program, Shares repurchased in our tender offer completed during the three months ended June 30, 2026 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that we deducted 2.00% from such NAV for Shares that were not outstanding for at least one year.

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

The following table presents the Share repurchases completed during the six months ended June 30, 2026 (dollar amounts in thousands except per Share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 27, 2026	658,356	0.59%	March 20, 2026	$24.9252	$16,375	—
May 29, 2026	199,367	0.14%	June 18, 2026	24.9295	4,912	—

(1) Percentage is based on total Shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.
(2) Amount shown net of the Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.

Credit Agreements

The following table summarizes the average outstanding amount and rate for each of our credit agreements for the three and six months ended June 30, 2026 and 2025:

		Three months ended June 30,				Six months ended June 30,
		2026		2025		2026		2025
	Maturity Date	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate	Average Outstanding Amount	Average Rate
Denali Credit Agreement	09/2029	$204,988	5.63%	$211,611	6.34%	$205,753	5.66%	$212,055	6.35%
Aspen Credit Agreement	03/2030	224,481	5.26	50,000	6.10	224,481	5.33	30,111	3.67
ACI Portfolio Aggregator Credit Agreement	04/2027	79,835	6.22	—	—	50,083	6.24	—	—
Tango Credit Agreement	07/2030	273,761	5.14	—	—	229,501	5.15	—	—
BNP Funding Facility	03/2028	200,000	4.92	—	—	200,000	4.92	—	—
Pioneer Credit Agreement	10/2030	314,160	5.13	—	—	270,323	5.15	—	—
Rover Credit Agreement	06/2033	720,855	5.94	—	—	362,419	5.94	—	—
Total		$2,018,080	5.51%	$261,611	6.32%	$1,542,560	5.43%	$242,166	6.30%

Denali Credit Agreement

Our indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. T The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes an amortizing $212.5 million term loan (the "Denali Term Loan"), of which $204.6 million was available and drawn as of June 30, 2026, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $208.0 million was drawn on the Denali Term Loan and nothing was drawn on the Denali DSR LC Facility. The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at the Daily Compounded Secured Overnight Financing Rate (“SOFR”) plus 2.00%, with a 0.125% step-up after three years. Since February 2025, ACI Denali has been making quarterly interest payments. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

The First Aspen Amendment, among other things, provides for an additional (a) $249.9 million delayed draw term loan, and (b) $16.1 million debt service letters of credit facility. After giving effect to the First Aspen Amendment, the Aspen Credit Agreement provides for an aggregate amortizing term loan facility of approximately $478.0 million (the “Aspen Term Loan”), of which $474.4 million was available and $224.5 million was drawn as of June 30, 2026, and a $31.7 million debt service letters of credit facility (“Aspen DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of

December 31, 2025, $224.5 million was drawn on the Aspen Term Loan and nothing was drawn on the Aspen DSR LC Facility. Pursuant to the terms of the First Aspen Amendment, the interest rate charged on outstanding borrowings under the Aspen Credit Agreement for the period from the Aspen Amendment Effective Date until March 14, 2028 decreased from SOFR plus 1.75% to SOFR plus 1.625%, with a 0.125% step-up after March 14, 2028 and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. In addition, pursuant to the terms of the First Aspen Amendment, the rate for Aspen DSR LC Facility fees under the Aspen Credit Agreement decreased from 1.725% to 1.625%, in each case multiplied by the stated amount of the applicable letter of credit and with a 0.125% step-up after March 14, 2028. Since August 2025, the Aspen Borrower has been making quarterly interest payments.

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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, ACI Portfolio Aggregator SPV LLC, as borrower (“ACI Portfolio Aggregator”), our wholly-owned subsidiary, entered into a Revolving Credit Agreement that provides a revolving line of credit (as amended, the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. On March 25, 2026 ACI Portfolio Aggregator increased the aggregate amount of total commitments available under the ACI Portfolio Aggregator Credit Agreement from $50.0 million to $200.0 million. There were $125.0 million and $20.0 million, respectively, in borrowings drawn on the ACI Portfolio Aggregator Credit Agreement as of June 30, 2026 and December 31, 2025.

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

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each our wholly-owned subsidiary, entered into a Credit Agreement (the “Tango Credit Agreement”, with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango’s investment in one of our portfolio companies and includes an amortizing $334.8 million delayed draw term loan (the “Tango Term Loan”), of which $334.8 million was available and drawn as of June 30, 2026, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $184.8 million was drawn on the Tango Term Loan and nothing was drawn on the Tango DSR LC Facility. Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $184.8 million amount outstanding was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. Since November 2025, ACI Tango has been making quarterly interest payments. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, we entered into a Revolving Credit and Security Agreement as amended, (the “BNP Funding Facility”, and together with the ACI Portfolio Aggregator Credit Agreement, the “Revolving Credit Facilities”) with ACI Liquid Aggregator SPV, LLC (“ACI Liquid Aggregator”), our wholly owned subsidiary, as borrower (the “BNP Borrower”), us, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent. The BNP Funding Facility has a reinvestment period ending on September 23, 2027 and a maturity date of March 23, 2028. On June 26, 2026, ACI Liquid Aggregator increased the aggregate amount of total commitments available under the BNP Funding Facility from $200.0 million to (i) a $375.0 million tranche secured by broadly syndicated loans and (ii) a tranche secured by data center loans with a maximum facility amount equal to the lesser of (a) $175.0 million and (b) the sum of the products obtained by multiplying (x) the advance rate of each eligible data center collateral asset by (y) the data center commitment amount of such data center collateral asset. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which we will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. Advances under the tranche secured by data center loans bear interest at a rate equal to SOFR Rate (as defined in the BNP Funding Facility) plus an applicable margin of 1.35%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, we and the BNP Borrower, as applicable, have made representations and warranties regarding our and their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. There were $200.0 million in borrowings drawn on the BNP Funding Facility as of June 30, 2026 and December 31, 2025.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions. Other than with respect to the pledge of the equity interests of the BNP Borrower, the BNP Funding Facility is non-recourse to any upstream affiliates of the BNP Borrower, including to us.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC, as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC, as pledgor (the “Pioneer Pledgor”), each our wholly-owned subsidiary, entered into a credit agreement (the “Pioneer Credit Agreement”) and together with the Denali Credit Agreement, the Aspen Credit Agreement and the Tango Credit Agreement, the “Investment Credit Facilities”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in one of our portfolio investments and includes an amortizing $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $539.1 million was available and $376.0 million was drawn as as of June 30, 2026, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”), of which nothing was drawn as of June 30, 2026. As of December 31, 2025, $226.0 million was drawn on the Pioneer Term Loan and nothing was drawn on the Pioneer DSR LC Facility.

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. Since January 2026, the Pioneer Borrower has been making quarterly interest payments, and ending on the maturity date in accordance with an amortization schedule attached to the Pioneer Credit Agreement.

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

Rover Credit Agreement

On June 9, 2026 (the “Closing Date”), ACI Rover Parent, LLC (f/k/a BCP Renaissance Parent L.L.C.), as borrower (the “Rover Borrower”) ACI Rover, LLC (f/k/a BCP Renaissance, L.L.C.), as subsidiary guarantor (“Rover Borrower Subsidiary”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Rover Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent, joint lead arranger and bookrunner (“Morgan Stanley”), MUFG Bank, LTD. and Wells Fargo Securities, LLC as joint lead arrangers and bookrunners, and the other lenders party thereto from time to time. The Rover Credit Agreement includes a $910.0 million senior secured first lien term loan B credit facility (the “Rover Term Loan”). Borrowings under the Rover Term Loan bear interest annually at a rate equal to Term SOFR (as defined in the Rover Credit Agreement) plus 2.25% per annum. As of June 30, 2026, borrowings outstanding under the Rover Term Loan totaled $905.5 million, net of original issue discount. Since June 2026, the Rover Borrower has been making quarterly interest payments.

The Rover Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of Rover Borrower Subsidiary owned by the Rover Borrower, (b) all of the equity interests of ET Rover Pipeline LLC owned by Rover Borrower Subsidiary and (c) all tangible and intangible assets of the Rover Borrower and Rover Borrower Subsidiary. Under the Rover Credit Agreement, the Rover Borrower and Rover Borrower Subsidiary, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Rover Credit Agreement includes usual and customary events of default for facilities of this nature. The Rover Credit Agreement is non-recourse to any upstream affiliate of the Rover Borrower, including the Fund.

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

Recent Developments

July Capital Raise

In our monthly closing for July 2026, we issued and sold 45,031,717 Shares (consisting of 25,756,596 Class I Shares, 2,813,041 Class D Shares and 1,394,900 Class S Shares at an offering price of $24.8841 per Share for each class), and received approximately $1,120.6 million as payment for such Shares.

August Capital Raise

In our monthly closing for August 2026, we agreed to sell Shares, including Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $798.8 million. The purchase price per Share will equal the

Fund’s NAV per Share of such class as of the last calendar day of July 2026, which is generally expected to be available within 20 business days after August 1, 2026.

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

Distributions

We have announced the declaration of regular monthly gross distributions for July, August, September, October, November and December 2026, in each case for our Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
July 31, 2026	August 21, 2026	0.20830	0.20830	0.20830	0.20830
August 31, 2026	September 23, 2026	0.20830	0.20830	0.20830	0.20830
September 30, 2026	October 23, 2026	0.20830	0.20830	0.20830	0.20830
October 30, 2026	November 20, 2026	0.20830	0.20830	0.20830	0.20830
November 30, 2026	December 24, 2026	0.20830	0.20830	0.20830	0.20830
December 31, 2026	January 25, 2027	0.20830	0.20830	0.20830	0.20830

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

Interest Rate Risk

In addition to other sources of financings, we use variable rate debt to finance our operations which exposes us to fluctuations in interest rates. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. We manage our exposure to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2026, would increase our annual interest expense by approximately $5.9 million. In addition, we have invested in debt securities with a total fair value of approximately $1,211.2 million, which can offset the interest rate risk associated with our variable interest rate borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the 1934 Act) during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, filed with the SEC on May 14, 2026 ("Q1 Quarterly Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and Q1 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following information is incorporated by reference into this Item 2: The information set forth in Note 9 to our consolidated financial statements for the three months ended June 30, 2026 included in Part I, Item 1 of this Form 10-Q as well as Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” regarding our share repurchase program.

Share Issuances

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on April 7, 2026, April 23, 2026, May 7, 2026, May 19, 2026, June 5, 2026 and June 23, 2026 and our Q1 Quarterly Report for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

August Subscriptions

In our monthly closing for August 2026, we agreed to sell Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $798.8 million. The purchase price per Share will equal the Fund's NAV per Share of such class as of the last calendar day of August 2026, which is generally expected to be available within 20 business days after September 1, 2026. See “Recent Developments” in Item 2 for more information.

October, November, and December 2026 Distributions

The following table presents the regular monthly gross distributions per share that were declared:

Record Date	Payment Date(1)	Gross Distribution Per Common Share
October 30, 2026	November 20, 2026	$0.2083
November 30, 2026	December 24, 2026	0.2083
December 31, 2026	January 25, 2027	0.2083

(1) The distributions on the Fund's Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund's Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
10.1	Conformed copy of the Credit Agreement through Amendment No.7 of the Credit Agreement, dated as of October 31, 2017, by and among BCP Renaissance Parent L.L.C., as borrower, BCP Renaissance, L.L.C., as guarantor, Jefferies Finance LLC, as administrative agent, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as sole lead arranger and sole bookrunner and Blackstone Holdings finance Co. L.L.C., as co-manager, as amended by Amendment No. 1 to Credit Agreement and Guarantee and Security Agreement, dated as of May 2, 2018, Refinancing Amendment and Amendment No. 2 to Credit Agreement, dated as of February 17, 2022, Refinancing Amendment, dated as of August 17, 2022, Refinancing Amendment and Amendment No. 3 to Credit Agreement, dated as of September 22, 2023, Successor Agent Agreement and Amendment, dated as of October 31, 2023, and Refinancing Amendment, dated as of May 15, 2024, Refinancing Amendment and Amendment No. 5 to Credit Agreement, dated as of November 20, 2024, Amendment No. 6 to Credit Agreement, dated as of August 6, 2025 and Amendment No. 7 to Credit Agreement, dated as of February 9, 2026 (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed with the SEC on May 4, 2026).
10.2	Credit Agreement, dated as of June 9, 2026, by and among ACI Rover Parent, LLC as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed with the SEC on June 15, 2026).
10.3	First Amendment to the Revolving Credit Agreement, dated as of June 26, 2026, among ACI Liquid Aggregator SPV, LLC, as borrower, BNP Paribas, as administrative agent and lender, Ares Core Infrastructure Fund, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Fund's Form 8-K, filed with the SEC on July 2, 2026).
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES CORE INFRASTRUCTURE FUND

Dated: August 7, 2026	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: August 7, 2026	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: August 7, 2026	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer