Form 10-Q
period 2026-09-30
Ares Core Infrastructure Fund
filed 2026-11-06
CIK 2031750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026 there was no established public market for the registrant’s common shares of beneficial interest, par value $0.01 per share (the “Shares”). The number of Shares outstanding as of November 3, 2026 was 344,095,352, consisting of 234,987,274, 8,925,449, 82,154,238, and 18,028,391 of Class I, Class D, Class N and Class S common shares, respectively. Common shares outstanding exclude November subscriptions since the issuance price is not yet finalized at this time.

ARES CORE INFRASTRUCTURE FUND
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
($ in thousands, except share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliated investments	$9,612,947	$2,867,841
Controlled/affiliated investments	953,988	252,545
Total investments at fair value (cost of $10,294,764 and $2,988,655, respectively)	10,566,935	3,120,386
Cash and cash equivalents	339,625	296,512
Restricted cash	2,149	24,290
Derivative contracts, at fair value (cost of $0 and $0, respectively)	80,813	9,358
Offering costs	—	134
Other assets	10,724	4,349
Total assets	$11,000,246	$3,455,029
LIABILITIES
Term loans payable (net of deferred financing costs of $40,229 and $24,710, respectively)	$2,637,978	$1,038,499
Unsettled trades payable	365,102	235,961
Deferred tax liability, net	131,596	35,920
Distributions payable	64,057	17,432
Capital gains incentive fee payable	9,981	11,344
Income based incentive fee payable	23,573	2,353
Derivative contracts, at fair value (cost of $0 and $0, respectively)	941	6,274
Interest payable	13,467	8,906
Accrued expenses	19,791	1,529
Management fees payable	7,930	2,226
Total liabilities	3,274,416	1,360,444
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 per share, unlimited shares authorized; 312,168,562 and 83,633,744 shares issued and outstanding, respectively	3,122	836
Capital in excess of par value	7,307,649	1,969,450
Accumulated undistributed earnings	415,059	124,299
Total net assets	7,725,830	2,094,585
Total liabilities and net assets	$11,000,246	$3,455,029

NET ASSET VALUE PER SHARE
Class I Shares
Net assets	$5,359,324	$2,049,085
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	216,547,938	81,816,992
Net asset value per share	$24.7489	$25.0447
Class S Shares
Net assets	$416,921	$44,843
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	16,846,047	1,790,507
Net asset value per share	$24.7489	$25.0447
Class D Shares
Net assets	$186,718	$657
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	7,544,485	26,245
Net asset value per share	$24.7489	$25.0447
Class N Shares
Net assets	$1,762,867	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized) (Note 1)	71,230,092	—
Net asset value per share	$24.7489	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income
From non-controlled/non-affiliated investments:
Distribution income (1)	$107,913	$16,063	$191,894	$26,881
Interest income	38,234	6,158	87,296	10,415
Other income	—	—	30,000	—
Total income from non-controlled/non-affiliated investments	146,147	22,221	309,190	37,296
From controlled/affiliated investments:
Distribution income	13,061	—	33,281	—
Total income from controlled/affiliated investments	13,061	—	33,281	—
Total income	159,208	22,221	342,471	37,296
Expenses
Interest expense	34,926	7,866	88,199	17,037
Management fees	21,737	4,052	43,302	7,585
Income based incentive fee	23,573	1,593	36,941	1,593
Capital gains incentive fee	(6,406)	3,334	(1,363)	8,049
Administration fees	2,187	704	4,692	2,202
Offering expenses	80	1,067	815	3,271
Shareholder servicing and distribution fees:
Class S	799	—	1,594	—
Class D	101	—	118	—
Class N	1,826	—	2,310	—
Organizational expenses	—	2	—	37
Legal expenses	841	814	5,835	2,342
Other general and administrative	2,662	966	5,782	1,433
Total expenses	82,326	20,398	188,225	43,549
Less: Expense support (Note 3)	(30,149)	(3,007)	(37,028)	(8,583)
Add: Expense support recoupment (Note 3)	8,916	—	20,862	—
Less: Management fee waiver (Note 3)	—	—	—	(163)
Net expenses	61,093	17,391	172,059	34,803
Net investment income before income taxes	98,115	4,830	170,412	2,493
Income tax benefit/(expense)	5,883	(9,336)	17,767	(17,325)
Net investment income/(loss)	103,998	(4,506)	188,179	(14,832)

Net realized and unrealized gains/(losses) on investments and derivatives
Net realized gains/(losses):
Non-controlled/non-affiliated investments	(81)	(93)	(120)	(253)
Derivatives	(1,002)	454	(1,083)	1,778
Net realized gains (losses)	(1,083)	361	(1,203)	1,525
Net unrealized gains/(losses):
Non-controlled/non-affiliated investments	6,849	41,874	138,884	84,576
Controlled/affiliated investments	2,383	—	1,556	—
Derivatives	74,297	(5,716)	76,788	(11,867)
Income tax expense	(49,308)	—	(113,444)	—
Net unrealized gains	34,221	36,158	103,784	72,709
Net realized and unrealized gains on investments and derivatives	33,138	36,519	102,581	74,234
Net increase in net assets resulting from operations	$137,136	$32,013	$290,760	$59,402
(1) For the three and nine months ended September 30, 2026, distribution income includes approximately $33.0 million and $47.6 million, respectively, of payment-in-kind (“PIK”) distribution income accrued on the Fund’s preferred equity investment. See “Note 2. Significant Accounting Policies” to the unaudited consolidated financial statements for more information on distribution income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)
Non-controlled/non-affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Debt investments
Corporate bonds
Data centers
ELK Grove Village Property LLC(5)	9.75%				09/2030		$30,000	$29,400	$29,400
								29,400	29,400		0.38%

Independent power and renewable electricity producers
Talen Energy Supply LLC	6.13				05/2031		6,000	5,964	5,822	(3)
								5,964	5,822		0.08%

Oil, gas and consumable fuels
ITT Holdings LLC	6.50				08/2029		3,508	3,482	3,436
Summit Midstream Holdings LLC	8.63				10/2029		2,000	2,082	2,040
								5,564	5,476		0.07%

Energy equipment and services
Kodiak Gas Services, LLC	5.88				04/2031		6,500	6,395	6,258	(3)
Kodiak Gas Services, LLC	6.50				10/2033		5,500	5,473	5,311	(3)
USA Compression Partners LP / USA Compression Finance Corp	7.13				03/2029		3,500	3,565	3,528	(3)
USA Compression Partners LP / USA Compression Finance Corp	6.25				10/2033		3,500	3,438	3,327	(3)
								18,871	18,424		0.24%

Total corporate bonds								59,799	59,122		0.77%

First lien senior secured loans
Chemicals
SCIH Salt Holdings Inc.	6.50	SOFR (Q)	2.75		08/2031		39,482	39,150	39,147
								39,150	39,147		0.51%

Commercial services and supplies
Covanta Holding Corporation	6.15	SOFR (M)	2.25		01/2031		4,474	4,466	4,467
EnergySolutions, LLC	6.51	SOFR (M)	2.75		07/2033		14,054	14,120	14,049
Isotope FinCo S.a r.l.(5)	6.55	SOFR (Q)	2.50		09/2033		6,000	5,985	6,000	(3)
Pinnacle Buyer, LLC(6)	6.23	SOFR (Q)	2.50		10/2032		8,363	8,436	8,388
Pye-Barker Fire & Safety, LLC(6)	6.57	SOFR (Q)	2.50		12/2032		15,110	15,213	15,128
								48,220	48,032		0.62%

Construction and engineering
Saber Power Services, LLC(6)	6.58	SOFR (M)	2.50		09/2033		4,661	4,647	4,630
Trilon Group, LLC	7.25	SOFR (Q)	3.50		06/2033		6,163	6,194	6,165
								10,841	10,795		0.14%

Data centers
CMH01 Holdings LP(5)(6)	8.17	SOFR (M)	4.35		07/2028		150,279	146,561	150,279
CW Nest Property Owner LLC(5)(6)	7.65	SOFR (M)	3.75		11/2028		82,888	79,698	80,451
Galaxy Helios LLC(5)(6)	8.65	SOFR (M)	4.75		08/2028		91,672	88,976	91,180

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Data centers
PowerHouse Data LCX, LLC(5)(6)	9.20%	SOFR (M)	5.45%		05/2027		$55,700	$55,256	$55,320
								370,491	377,230		4.89%

Diversified telecommunication services
QTS Thunder Managing Issuer, LLC	6.03	SOFR (Q)	2.25		07/2033		25,955	25,819	25,631
								25,819	25,631		0.33%

Electric utilities
Alpha Generation LLC	5.65	SOFR (M)	1.75		09/2031		20,549	20,530	20,390
Alpha Generation LLC	5.65	SOFR (M)	1.75		06/2033		15,137	15,033	15,005
Astoria Energy LLC	6.32	SOFR (Q)	2.25		06/2032		20,423	20,490	20,470
Astoria Energy LLC	6.15	SOFR (M)	2.25		06/2032		13,612	13,656	13,643
Bayonne Energy Center, LLC	6.75	SOFR (Q)	3.00		10/2032		17,565	17,592	17,620
Carroll County Energy LLC	6.82	SOFR (Q)	2.75		06/2031		24,473	24,567	24,534
Cogentrix Finance Holdco I, LLC	6.15	SOFR (M)	2.25		02/2032		12,637	12,659	12,612
CPV Fairview, LLC	6.57	SOFR (Q)	2.50		08/2031		28,999	29,047	29,063
Hamilton Projects Acquiror, LLC	6.40	SOFR (M)	2.50		05/2031		18,486	18,569	18,522
Hill Top Energy Center, LLC	6.82	SOFR (Q)	2.75		06/2032		54,077	54,320	54,144
Invenergy Thermal Operating I LLC	6.62	SOFR (Q)	2.75		05/2032		4,394	4,405	4,409
Lackawanna Energy Center LLC	6.54	SOFR (M)	2.75		08/2032		32,393	32,455	32,535
Lightning Power, LLC	5.65	SOFR (M)	1.75		08/2031		5,869	5,886	5,863	(3)
NRG Energy Inc	5.65	SOFR (M)	1.75		04/2033		3,975	3,975	3,966	(3)
South Field Energy LLC	7.07	SOFR (Q)	3.00		08/2031		37,787	37,933	37,940
								311,117	310,716		4.02%

Electrical equipment
Resilience Parent, LLC	6.57	SOFR (Q)	2.50		02/2033		31,540	31,583	31,468
WEC US Holdings Inc.	5.68	SOFR (M)	2.00		01/2031		36,178	36,213	36,141
								67,796	67,609		0.88%

Energy equipment and services
Rosen International S.a r.l.	6.32	SOFR (Q)	2.25		03/2031		26,223	26,280	26,236	(3)
								26,280	26,236		0.34%

Independent power and renewable electricity producers
Calpine Construction Finance Company, L.P.	5.65	SOFR (M)	1.75		07/2030		6,354	6,352	6,351
Clearlight Energy Holdings, L.P.	6.60	SOFR (Q)	2.50		09/2033		47,500	47,104	47,203
Jackson Generation, LLC	6.57	SOFR (Q)	2.50		07/2033		5,500	5,501	5,479
Pathfinder Power, LLC	5.81	SOFR (Q)	2.00		06/2033		49,746	49,627	49,659
Potomac Energy Center, LLC	6.57	SOFR (Q)	2.75		08/2032		47,614	47,813	47,852
								156,397	156,544		2.03%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
IT services
Coreweave Financing DDTL V, LLC	8.37%	SOFR (M)	4.50%		11/2031		$31,542	$31,970	$31,749	(3)
Coreweave Financing DDTL V-V, LLC(6)	9.26	SOFR (M)	5.50		09/2031		23,960	24,027	24,210	(3)
								55,997	55,959		0.72%

Machinery
AI Aqua Merger Sub, Inc.	6.21	SOFR (M)	2.50		07/2033		18,750	18,843	18,718
								18,843	18,718		0.24%

Oil, gas and consumable fuels
AL GCX Holdings, LLC	6.01	SOFR (M)	2.25		12/2032		19,253	19,241	19,244
AL NGPL Holdings, LLC	5.73	SOFR (Q)	2.00		12/2030		2,700	2,710	2,698
Blackfin Pipeline LLC	6.40	SOFR (M)	2.50		09/2032		7,471	7,496	7,486
Buckeye Partners LP	5.65	SOFR (M)	1.75		11/2032		3,962	3,968	3,959
Colossus AcquireCo LLC	5.82	SOFR (Q)	1.75		01/2033		19,223	19,161	19,117
CPPIB OVM Member U.S. LLC	6.32	SOFR (Q)	2.25		08/2031		18,718	18,765	18,756
EMG Utica Midstream Holdings, LLC(5)	7.57	SOFR (Q)	3.50		04/2030		5,500	5,500	5,500
Freeport LNG Investments, LLLP	6.73	SOFR (Q)	2.75		02/2033		59,181	59,299	59,390
GIP Pilot Acquisition Partners, L.P.	5.72	SOFR (Q)	2.00		05/2033		11,981	12,012	11,981
ITT Holdings LLC	5.88	SOFR (M)	1.98		10/2030		12,972	12,977	12,948
Pasadena Performance Products, LLC	7.32	SOFR (Q)	3.25		02/2032		5,381	5,397	5,399
Prairie ECI Acquiror LP	7.15	SOFR (M)	3.25		08/2029		14,744	14,782	14,772
TransMontaigne Operating Company L.P.	6.15	SOFR (M)	2.25		03/2030		26,619	26,684	26,658
Venture Global	6.13	SOFR (M)	2.23		05/2029		10,465	10,488	10,459	(3)
Venture Global	7.32	SOFR (Q)	3.25		04/2033		3,990	3,956	4,009	(3)
Venture Global(5)	6.13	SOFR (M)	2.23		05/2029		1,309	1,312	1,311	(3)
WhiteWater Matterhorn Holdings, LLC	5.88	SOFR (Q)	1.75		06/2032		23,008	22,960	22,844
WhiteWater Whistler Holdings, LLC	5.88	SOFR (Q)	1.75		02/2030		18,497	18,485	18,421
								265,193	264,952		3.43%

Software
Cloud Software Group, Inc.	7.32	SOFR (Q)	3.25		03/2031		3,699	3,690	3,505
ConnectWise, LLC	7.84	SOFR (Q)	3.76		09/2028		3,935	3,941	3,864
Ellucian Holdings Inc.	6.40	SOFR (M)	2.50		10/2029		6,966	6,986	6,836
								14,617	14,205		0.18%

Technology hardware and equipment
Tiger Acquisition, LLC	6.65	SOFR (M)	2.75		08/2032		25,615	25,714	25,663
Tiger Acquisition, LLC	6.40	SOFR (M)	2.50		08/2032		4,731	4,755	4,735
								30,469	30,398		0.39%

Total first lien senior secured loans								1,441,230	1,446,172		18.72%

Senior subordinated loans
Data centers
Retained Vantage Data Centers Intermediate Holdco, L.P.(5)(6)	9.50	N/A	9.50		12/2031		185,000	182,206	185,000

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Data centers
Stack SJ Holdings Parent A-I, LLC(5)(6)	9.25%	N/A	9.25		06/2030		$129,065	$128,532	$129,064
								310,738	314,064		4.06%

Oil, gas and consumable fuels
MS FLNGI Owner Holdco, LLC(5)	9.75	SOFR (Q)	6.00		07/2032		200,000	196,128	196,000
								196,128	196,000		2.53%

Total senior subordinated loans								506,866	510,064		6.59%

Total debt investments								$2,007,895	$2,015,358		26.08%

Equity investments
Other equity(7)

Independent power and renewable electricity producers
Denali Equity Holdings LLC (1)(5)				09/2024		3,749		317,124	352,779	(2)
Sunrun Acropolis Owner 2026, LLC (1)(5)(6)				05/2026		1,000		32,061	38,158	(2)
								349,185	390,937		5.06%

Transportation infrastructure
Meridiam North America Core Infrastructure Fund I (Domestic), LP (1)(5)				09/2026		595,000,000		596,659	596,659	(2)(3)
								596,659	596,659		7.72%

Total other equity								945,844	987,596		12.78%

Preferred equity
Oil, gas and consumable fuels
Commonwealth LNG Intermediate Parent, LLC (1)(5)	13.00% PIK			05/2026		1,000,000,000		1,047,597	1,047,597	(2)
Total preferred equity								1,047,597	1,047,597		13.56%

Common equity
Data centers
SI SNM01A Aggregator LLC (1)(5)(6)				09/2026		179,117,205		186,667	186,667	(2)
SI SNM01B Aggregator JV LLC (1)(5)(6)				09/2026		574,198,315		607,170	607,170	(2)
								793,837	793,837		10.28%

Independent power and renewable electricity producers
Aspen Renewables Equity Holdings LLC (1)(5)				03/2025		4,918		432,982	487,701	(2)
Pioneer JV Holdings LLC (1)(5)(6)				10/2025		49		713,559	758,886	(2)
Ravens Edge Renewables, LLC (1)(5)(6)				09/2026		4,999		441,605	441,605	(2)
Sierra Equity Holdings LLC (1)(5)(6)				12/2025		4,900		443,672	499,710	(2)
Tango Holdings, LLC (1)(5)(6)				07/2025		708,907		701,762	775,406	(2)
Voyager JV Holdings LLC (1)(5)(6)				09/2026		80		224,981	224,981	(2)
								2,958,561	3,188,289		41.27%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Oil, gas and consumable fuels
ET Rover Pipeline LLC (1)(5)				04/2026		1,625,000,000		$1,602,797	$1,580,270	(2)	20.45%
								1,602,797	1,580,270

Total common equity								5,355,195	5,562,396		72.00%

Total equity investments								7,348,636	7,597,589		98.34%

Total non-controlled/non-affiliated investments								$9,356,531	$9,612,947		124.42%

Controlled/affiliated investments

Company	Coupon(4)	Reference(4)	Spread(4)	Acquisition Date	Maturity Date	Shares/ Units	Principal	Cost	Fair Value		% of Net Assets
Equity investments
Common equity
Oil, gas & consumable fuels
Meade Pipeline Co LLC (1)(5)(8)				09/2025		43		$209,829	$222,918	(2)
Redwood Meade Midstream MPC, LLC (1)(5)(8)				09/2025		50		36,730	38,994	(2)
								246,559	261,912		3.39%

Transportation infrastructure
AEJV SPV LP (1)(5)(8)				03/2026		736,437,719		691,674	692,076	(2)
								691,674	692,076		8.96%

Total common equity								938,233	953,988		12.35%

Total equity investments								938,233	953,988		12.35%

Total controlled/affiliated investments								938,233	953,988		12.35%

Total investments								$10,294,764	$10,566,935		136.77%

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)
Cash Equivalents

Company	Acquisition Date	Maturity Date	Dividend Yield	Units	Cost	Fair Value	% of Net Assets
First American U.S. Treasury Sweep (Y Shares)	02/2025	N/A	3.40%	4,755	$4,755	$4,755
First American U.S. Treasury Sweep (Y Shares)	07/2025	N/A	3.40	46	46	46
Total Cash Equivalents					$4,801	$4,801	0.06%

(1) Securities exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”) and may be deemed “restricted securities” subject to legal restrictions on sales. As of September 30, 2026, the aggregate fair value of these securities is $8,551.6 million, which represents 110.69% of the Fund’s (as defined below) net assets or 77.74% of the Fund’s total assets.
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
(3) This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. Pursuant to Section 55(a) of the 1940 Act, 6.68% of the Fund’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2026.
(4) Variable rate loans to the Fund’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semiannually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Fund has provided the interest rate in effect on the date presented. Coupon rate represents the all-in rate as of September 30, 2026.
(5) These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 8. Fair Value of Financial Instruments” to the unaudited consolidated financial statements for more information regarding the fair value of the Fund’s investments.
(6) As of September 30, 2026, the Fund had commitments to fund various delayed draw term loans and equity investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See “Note 7. Commitments and Contingencies” to the unaudited consolidated financial statements for more information on delayed draw term loan commitments related to certain portfolio companies. Principal reflects the funded principal as of September 30, 2026.
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
(8) As defined in the Investment Company Act, the Fund is deemed both to be an “Affiliated Person” and to “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). For the nine months ended September 30, 2026, the Fund’s controlled/affiliated investments were as follows:

Company	Fair value as of December 31, 2025	Gross Additions	Gross Reductions	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value as of September 30, 2026	Dividend and Interest Income
Meade Pipeline Co LLC	$214,956	$9,451	$2,509	$—	$1,020	$222,918	$20,769
Redwood Meade Midstream MPC, LLC	37,589	1,668	397	—	134	38,994	2,184
AEJV SPV LP Membership Interest	—	738,725	47,051	—	402	692,076	10,328
	$252,545	$749,844	$49,957	$—	$1,556	$953,988	$33,281

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of September 30, 2026
($ in thousands)
(unaudited)
Derivative Instruments

Interest Rate Swaps

Description	Fund Pays	Fund Receives	Counterparty	Corresponding Debt	Maturity Date	Payment Frequency	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Interest rate swap	2.525%	Daily SOFR	BNP Paribas	Denali Credit Agreement	09/2029	Quarterly	39,180	$5,989	$—	$5,989
Interest rate swap	2.530	Daily SOFR	MUFG Bank, Ltd.	Denali Credit Agreement	09/2029	Quarterly	39,180	5,983	—	5,983
Interest rate swap	4.194	Daily SOFR	NatWest Markets Plc	Denali Credit Agreement	09/2029	Quarterly	19,588	706	—	706
Interest rate swap	4.194	Daily SOFR	Bayerische Landesbank	Denali Credit Agreement	09/2029	Quarterly	14,882	535	—	535
Interest rate swap	4.194	Daily SOFR	PNC Bank, National Association	Denali Credit Agreement	09/2029	Quarterly	14,882	536	—	536
Interest rate swap	4.194	Daily SOFR	Bank of China Limited New York Branch	Denali Credit Agreement	09/2029	Quarterly	12,664	456	—	456
Interest rate swap	4.194	Daily SOFR	Canadian Imperial Bank of Commerce	Denali Credit Agreement	09/2029	Quarterly	11,905	429	—	429
Interest rate swap	4.059	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	18,750	1,538	—	1,538
Interest rate swap	4.058	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	18,750	1,538	—	1,538
Interest rate swap	3.757	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	65,425	3,815	—	3,815
Interest rate swap	3.759	Daily SOFR	MUFG Bank, Ltd.	Aspen Credit Agreement	03/2030	Quarterly	65,425	3,816	—	3,816
Interest rate swap	4.926	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	85,986	(788)	—	(788)
Interest rate swap	4.816	Daily SOFR	BNP Paribas	Aspen Credit Agreement	03/2030	Quarterly	85,985	(153)	—	(153)
Interest rate swap	4.158	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	23,094	1,756	—	1,756
Interest rate swap	4.158	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	23,094	1,757	—	1,757
Interest rate swap	4.158	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	23,094	1,758	—	1,758
Interest rate swap	4.158	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	23,094	1,759	—	1,759
Interest rate swap	4.158	Daily SOFR	Bayerische Landesbank	Tango Credit Agreement	07/2030	Quarterly	23,094	1,759	—	1,759
Interest rate swap	3.913	Daily SOFR	Canadian Imperial Bank of Commerce	Tango Credit Agreement	07/2030	Quarterly	18,750	823	—	823
Interest rate swap	3.913	Daily SOFR	Societe Generale	Tango Credit Agreement	07/2030	Quarterly	18,750	824	—	824
Interest rate swap	3.913	Daily SOFR	NatWest Markets Plc	Tango Credit Agreement	07/2030	Quarterly	18,750	825	—	825
Interest rate swap	3.913	Daily SOFR	Bayerische Landesbank	Tango Credit Agreement	07/2030	Quarterly	18,750	826	—	826
Interest rate swap	3.913	Daily SOFR	Oversea-Chinese Banking Corporation Limited	Tango Credit Agreement	07/2030	Quarterly	18,750	825	—	825
Interest rate swap	3.913	Daily SOFR	Sumitomo Bank	Tango Credit Agreement	07/2030	Quarterly	18,750	826	—	826
Interest rate swap	4.158	Daily SOFR	Oversea-Chinese Banking Corporation Limited	Tango Credit Agreement	07/2030	Quarterly	23,094	1,758	—	1,758
Interest rate swap	3.875	Daily SOFR	Societe Generale	Pioneer Credit Agreement	10/2030	Quarterly	84,750	8,451	—	8,451
Interest rate swap	3.884	Daily SOFR	Natixis Bank, New York Branch	Pioneer Credit Agreement	10/2030	Quarterly	84,750	8,387	—	8,387
Interest rate swap	4.215	Daily SOFR	NatWest Markets Plc	Pioneer Credit Agreement	10/2030	Quarterly	35,580	2,098	—	2,098
Interest rate swap	4.226	Daily SOFR	Oversea-Chinese Banking Corporation Limited	Pioneer Credit Agreement	10/2030	Quarterly	25,640	1,483	—	1,483
Interest rate swap	4.225	Daily SOFR	Bayerische Landesbank	Pioneer Credit Agreement	10/2030	Quarterly	25,640	1,487	—	1,487
Interest rate swap	4.226	Daily SOFR	Lloyds Bank Corporate Markets plc	Pioneer Credit Agreement	10/2030	Quarterly	25,640	1,480	—	1,480
Interest rate swap	4.085	Daily SOFR	Morgan Stanley Bank, N.A.	Rover Credit Agreement	06/2033	Quarterly	455,000	16,590	—	16,590
Total							$1,480,666	$79,872	$—	$79,872

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

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
($ in thousands, except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income/(loss)	$103,998	$(4,506)	$188,179	$(14,832)
Net realized gains/(losses)	(1,083)	361	(1,203)	1,525
Net unrealized gains	34,221	36,158	103,784	72,709
Net increase in net assets resulting from operations	137,136	32,013	290,760	59,402
Distributions to shareholders:
Distributed capital in excess of par—Class I	(125,081)	(33,208)	(280,327)	(62,959)
Distributed capital in excess of par—Class S	(8,607)	—	(17,252)	—
Distributed capital in excess of par—Class D	(3,967)	—	(4,647)	—
Distributed capital in excess of par—Class N	(34,741)	—	(43,995)	—
Net decrease in net assets from distributions	(172,396)	(33,208)	(346,221)	(62,959)
Share transactions:
Class I:
Proceeds from shares sold	1,459,666	639,948	3,308,699	1,294,757
Share transfers between classes	—	—	249	—
Distributions reinvested	34,898	7,021	78,244	13,184
Repurchased shares, net of early repurchase deduction of $22 and $104, respectively	(11,602)	(11,662)	(32,750)	(11,662)
Net increase in net assets from share transactions	1,482,962	635,307	3,354,442	1,296,279
Class S:
Proceeds from shares sold	116,828	—	369,012	—
Distributions reinvested	3,278	—	6,069	—
Repurchased shares, net of early repurchase deduction of $2 and $7, respectively	2	—	(142)	—
Net increase in net assets from share transactions	120,108	—	374,939	—
Class D:
Proceeds from shares sold	135,760	—	185,860	—
Share transfers between classes	—	—	(249)	—
Distributions reinvested	1,104	—	1,207	—
Repurchased shares, net of early repurchase deduction of $1 and $1, respectively	1	—	1	—
Net increase in net assets from share transactions	136,865	—	186,819	—
Class N:
Proceeds from shares sold	980,209	—	1,758,384	—
Distributions reinvested	11,168	—	12,398	—
Repurchased shares, net of early repurchase deduction of $12 and $17, respectively	(281)	—	(276)	—
Net increase in net assets from share transactions	991,096	—	1,770,506	—
Total increase in net assets	2,695,771	634,112	5,631,245	1,292,722
Net assets, beginning of period	5,030,059	815,063	2,094,585	156,453
Net assets, end of period	$7,725,830	$1,449,175	$7,725,830	$1,449,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$290,760	$59,402
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of investments	(1,195)	(12)
Net accretion of term loan payable	203	—
PIK distribution income	(47,597)	—
Purchases of investments	(7,582,021)	(1,365,868)
Amortization of deferred financing costs	6,379	1,823
Amortization of offering costs	816	3,271
Change in deferred tax liability, net	95,676	17,326
Net change in unrealized (gain)/loss on investments	(140,440)	(84,576)
Net change in unrealized (gain)/loss on derivatives	(76,788)	11,867
Realized loss on investments	120	253
Return of capital from investments	132,130	9,526
Proceeds from repayments or sales of investments	192,454	38,015
Changes in operating assets and liabilities:
Management fees payable	5,704	1,482
Capital gains incentive fee payable	(1,363)	8,049
Income based incentive fee payable	21,219	1,593
Accrued expenses	17,581	(3,795)
Other assets	(6,375)	(409)
Interest payable	4,561	835
Unsettled trades payable	129,141	31,643
Net cash used in operating activities	(6,959,035)	(1,269,575)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	5,621,955	1,294,757
Borrowings from term loans	1,944,735	234,750
Repayments of term loans	(329,939)	(2,786)
Payments for deferred financing costs	(21,899)	(12,837)
Repurchased shares, net of early repurchase deduction	(33,167)	(11,662)
Distributions to shareholders	(201,678)	(43,241)
Net cash provided by financing activities	6,980,007	1,458,981
Net change in cash, cash equivalents and restricted cash	20,972	189,406
Cash, cash equivalents and restricted cash, beginning of period	320,802	27,317
Cash, cash equivalents and restricted cash, end of period	$341,774	$216,723
Supplemental Information:
Interest paid during the period	$77,259	$14,380
Non-cash financing activity:
Offering costs	682	1,007
Distribution reinvested	97,918	13,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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
As of September 30, 2026
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

No underwriting discounts or commissions have been or will be paid in connection with the sale of such Shares. Although the Fund does not charge investors an upfront sales load (an “Upfront Sales Load”) with respect to its Shares, if Class D Shares, Class N Shares or Class S Shares are purchased through certain selling agents, shareholders may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent (as defined below), such amounts will be reallowed to the applicable selling agent. No Upfront Sales Loads may be charged on Class I Shares.

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

	As of
	September 30, 2026	December 31, 2025
Cash	$334,824	$296,165
Cash equivalents	4,801	347
Total cash and cash equivalents	$339,625	$296,512

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of assets and liabilities that sum to the total of the same such amounts shown in the statement of cash flows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$339,625	$296,512
Restricted cash	2,149	24,290
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$341,774	$320,802

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
As of September 30, 2026
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
As of September 30, 2026
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

Distribution Income Recognition

Distribution income on common and other equity is recorded on the date it is declared by private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Because the Fund holds mostly private portfolio companies, distributions on investments are typically declared and paid to the Fund in the quarter subsequent to when the associated income is generated by the respective portfolio company. Distributions of return of capital by portfolio investments are recorded as a reduction in the cost of the portfolio investment. For the three and nine months ended September 30, 2026, the Fund received $179.8 million and $309.7 million, respectively, of distributions from common and other equity investments, of which $91.8 million and $132.1 million, respectively, were classified as a return of capital. For the three and nine months ended September 30, 2025, the Fund received $19.1 million and $36.4 million, respectively, of distributions from common and other equity investments, of which $3.0 million and $9.5 million, respectively, were classified as a return of capital.

Distribution income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as distribution income and added to the principal balance of the preferred equity. PIK distributions added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Fund accrued $33.0 million and $47.6 million, respectively, of PIK distributions. For the three and nine months ended September 30, 2025, the Fund accrued no PIK distributions.

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
As of September 30, 2026
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

Concentration Risk

The Fund invests a high percentage of its assets in specific sectors of the market in order to achieve a potentially greater investment return. As a result, the Fund’s investments may be more susceptible to economic, political, and regulatory developments in a particular sector of the market, positive or negative, and which may result in increased volatility of the Fund’s investment balances as a result. As of September 30, 2026 and December 31, 2025, the majority of the Fund’s portfolio was concentrated in six and four investments, respectively.

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

Related Party Transactions

As of September 30, 2026 and December 31, 2025, the Fund had received aggregate capital contributions totaling approximately $52.6 million and $47.3 million, respectively, from affiliates of the Adviser.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Fund is currently assessing the impact of this guidance.

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

Under the Investment Advisory Agreement, the base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with GAAP. For the three and nine months ended September 30, 2026, the Fund incurred $21.7 million and $43.3 million, respectively, in management fees under the Investment Advisory Agreement. The Adviser did not voluntarily waive any management fees earned in accordance with the Investment Advisory Agreement for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Fund incurred $4.1 million and $7.6 million, respectively, in management fees under the Investment Advisory Agreement. For the three months ended September 30, 2025, no management fees were waived by the Adviser. The Adviser voluntarily waived $0.2 million of management fees for the nine months ended September 30, 2025. This waiver is not subject to recoupment.

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
As of September 30, 2026
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
As of September 30, 2026
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

The base management fee, income based fee and capital gains incentive fee for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Base management fee	$21,737	$4,052	$43,302	$7,585
Income based incentive fee	23,573	1,593	36,941	1,593
Capital gains incentive fee (1)	(6,406)	3,334	(1,363)	8,049

(1) Accrued in accordance with GAAP as discussed above.

There was no capital gains incentive fee actually payable to the Fund’s Adviser as calculated under the Investment Advisory Agreement for the three and nine months ended September 30, 2026 and 2025. In addition, in accordance with GAAP, the Fund had cumulatively accrued a capital gains incentive fee of $10.0 million and $11.3 million, respectively, as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the Fund has not paid any capital gains incentive fee since inception.

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
As of September 30, 2026
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

The Fund incurred $1.0 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively, in administrative fees allocated to the Fund from the Administrator, which are included in “Administration fees” in the Fund’s consolidated statements of operations, including certain costs that are reimbursable under the Administration Agreement, all of which have been supported by the Fund’s Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Fund’s Adviser until such time as all Expense Payments made by the Fund’s Adviser to the Fund within three years prior to the last business day of the applicable calendar month in which such reimbursement payment obligation is accrued have been reimbursed. Any such payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (calculated in accordance with the Expense Support and Conditional Reimbursement Agreement) that, after giving effect to the recoupment, is lower than the expense ratio (calculated in accordance with the Expense Support and Conditional Reimbursement Agreement) at the time of the fee waiver or expense reimbursement and (ii) a distribution rate (exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment income or loss, (ii) net realized gains or losses on investments, derivatives and foreign currency transactions and (iii) other dividends and distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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

The Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by (i) the vote of a majority of the Independent Trustees of the Fund, or by vote of a majority of the outstanding voting securities of the Fund, or (ii) by the Placement Agent, in each case on 60 days’ written notice to the other party. The Placement Agent Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act. Effective January 2, 2026, AWMS was consolidated with and into Ares Management Capital Markets LLC (“AMCM”), and AMCM became the Placement Agent; in connection with such consolidation, the Placement Agent Agreement was amended to reflect that, effective as of January 2, 2026, AMCM is the Placement Agent. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of FINRA, an affiliate of the Adviser and an indirect subsidiary of Ares.

Distribution and Shareholder Servicing Plan

On May 14, 2025, the Fund adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Fund may pay to the Placement Agent for the Shares, a

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
fee for distribution and/or shareholder services with respect to Class D Shares, Class N Shares and Class S Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Placement Agent is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Fund’s net assets attributable to Class D Shares, Class N Shares and Class S Shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees are paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable to the Placement Agent, but the Placement Agent anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers.

Selected Dealer Agreement

On May 14, 2025, the Board approved a form of Selected Dealer Agreement, to be entered into by and between the Placement Agent and any dealers party thereto, pursuant to which such dealers will sell various classes of the Fund’s Shares.

The Fund does not charge investors an Upfront Sales Load with respect to Class D Shares, Class N Shares, Class S Shares or Class I Shares. However, pursuant to the Selected Dealer Agreement, if a shareholder buys Class D Shares, Class N Shares or Class S Shares through certain selling agents, such shareholders may be charged an Upfront Sales Load or transaction or other fees, including brokerage commissions, in such amount as such selling agents may determine, provided that such charges are subject to a 2.0% cap on NAV for Class D Shares, a 2.0% cap on NAV for Class N Shares and a 3.5% cap on NAV for Class S Shares. To the extent any such Upfront Sales Load or other fees are received by the Placement Agent, such amounts will be reallowed to the applicable selling agent.

4. INVESTMENTS

As of September 30, 2026 and December 31, 2025, investments consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Common equity	$6,293,428	$6,516,384	$2,049,696	$2,168,096
Preferred equity	1,047,597	1,047,597	—	—
Other equity	945,844	987,596	340,995	354,399
First lien senior secured loans	1,441,230	1,446,172	507,515	508,273
Senior subordinated loans	506,866	510,064	90,449	89,618
Corporate bonds	59,799	59,122	—	—
Total investments	$10,294,764	$10,566,935	$2,988,655	$3,120,386

Derivative contracts, at fair value (asset)	$—	$80,813	$—	$9,358
Derivative contracts, at fair value (liability)	—	(941)	—	(6,274)
Total derivative contracts	$—	$79,872	$—	$3,084

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The Fund generally uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions as a percentage of the Fund’s portfolio at fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
Industry
Independent power and renewable electricity producers	35.4%	73.8%
Oil, gas and consumable fuels	31.9	12.5
Data centers	14.3	—
Transportation infrastructure	12.2	—
Electric utilities	2.9	3.9
Electrical equipment	0.6	0.2
Commercial services and supplies	0.5	0.2
IT services	0.5	7.0
Chemicals	0.4	0.2
Energy equipment and services	0.4	—
Technology hardware and equipment	0.3	—
Diversified telecommunication services	0.2	—
Machinery	0.2	0.1
Software	0.1	0.6
Construction and engineering	0.1	—
Specialized REITs	—	1.1
Multi-utilities	—	0.2
Health care technology	—	0.2
Total	100.0%	100.0%

	As of
	September 30, 2026	December 31, 2025
Geographic region
United States	99.7%	100.0%
Europe	0.3	—
Total	100.0%	100.0%

As of September 30, 2026 and December 31, 2025, there were no investments on non-accrual status.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
5. DEBT

The Fund’s average outstanding debt and weighted average interest rate for the three and nine months ended September 30, 2026 and 2025 was as follows:

		Three months ended September 30,				Nine months ended September 30,
		2026		2025		2026		2025
	Maturity Date	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate
Denali Credit Agreement	09/2029	$203,674	5.66%	$210,198	6.37%	$205,053	5.66%	$211,429	6.36%
Aspen Credit Agreement	03/2030	231,950	5.28	50,000	6.12	226,998	5.31	36,813	4.50
ACI Portfolio Aggregator Credit Agreement	04/2027	1,359	6.26	—	—	33,663	6.24	—	—
Tango Credit Agreement	07/2030	334,750	5.16	130,530	4.14	264,970	5.16	43,988	1.39
BNP Funding Facility	03/2028	60,870	5.03	—	—	153,114	4.92	—	—
Pioneer Credit Agreement	10/2030	378,283	5.17	—	—	306,705	5.16	—	—
Rover Credit Agreement	06/2033	910,000	5.99	—	—	546,952	5.96	—	—
Total		$2,120,886	5.57%	$390,728	5.54%	$1,737,455	5.49%	$292,230	4.08%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes an amortizing $212.5 million term loan (“the Denali Term Loan”), of which $203.0 million was available and drawn as of September 30, 2026, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Denali Term Loan was approximately $212.5 million, of which $208.0 million was available and drawn. As of December 31, 2025, nothing was drawn on the Denali DSR LC Facility. The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. Since February 2025, ACI Denali has been making quarterly interest payments. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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
As of September 30, 2026
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

The First Aspen Amendment, among other things, provides for an additional (a) $249.9 million delayed draw term loan, and (b) $16.1 million debt service letters of credit facility. After giving effect to the First Aspen Amendment, the Aspen Credit Agreement provides for an aggregate amortizing term loan facility of approximately $478.0 million (the “Aspen Term Loan”), of which $453.8 million was available and drawn as of September 30, 2026, and a $31.7 million debt service letters of credit facility (“Aspen DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Aspen Term Loan was approximately $228.1 million, of which $224.5 million was available and drawn. As of December 31, 2025, nothing was drawn on the Aspen DSR LC Facility. Pursuant to the terms of the First Aspen Amendment, the interest rate charged on outstanding borrowings under the Aspen Credit Agreement for the period from the Aspen Amendment Effective Date until March 14, 2028, decreased from SOFR plus 1.75% to SOFR plus 1.625%, with a 0.125% step-up after March 14, 2028 and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. In addition, pursuant to the terms of the First Aspen Amendment, the rate for Aspen DSR LC Facility fees under the Aspen Credit Agreement decreased from 1.725% to 1.625%, in each case multiplied by the stated amount of the applicable letter of credit and with a 0.125% step-up after March 14, 2028. Since August 2025, Aspen Borrower has been making quarterly interest payments.
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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, ACI Portfolio Aggregator SPV LLC, as borrower (“ACI Portfolio Aggregator”), a wholly-owned subsidiary of the Fund, entered into a Revolving Credit Agreement that provides a revolving line of credit (as amended, the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. On March 25, 2026, ACI Portfolio Aggregator increased the aggregate amount of total commitments available under the ACI Portfolio Aggregator Credit Agreement from $50.0 million to $200.0 million. As of September 30, 2026, $200.0 million was available of which nothing was drawn under ACI Portfolio Aggregator Credit Agreement. As of December 31, 2025, $50.0 million was available of which $20.0 million was drawn under the ACI Portfolio Aggregator Credit Agreement.

Borrowings under the ACI Portfolio Aggregator Credit Agreement may take the form of base rate loans or SOFR loans, at the option of the ACI Portfolio Aggregator. Base rate loans will bear interest at a rate per annum equal to (a) the Base Rate (as defined in the ACI Portfolio Aggregator Credit Agreement), which is subject to a floor of 0.00% per annum, plus (b) an applicable margin of 1.60% per annum. SOFR loans will bear interest at a rate per annum equal to (a) Term SOFR (as defined in the ACI Portfolio Aggregator Credit Agreement) for a period of one, three or six months (as selected by ACI Portfolio Aggregator), subject to a floor of 0.00% per annum, plus (b) an applicable margin of 2.60% per annum. As of December 31, 2025, the $20.0 million amount outstanding was drawn as a SOFR loan.

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
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
the equity interests of the ACI Portfolio Aggregator, the ACI Portfolio Aggregator Credit Agreement is otherwise non-recourse to any upstream affiliate of ACI Portfolio Aggregator, including the Fund.

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango's investment in a portfolio company of the Fund and includes an amortizing $334.8 million delayed draw term loan (the “Tango Term Loan”), of which $334.8 million was available and drawn as of September 30, 2026, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Tango Term Loan was approximately $334.8 million, of which $334.8 million was available and $184.8 million was drawn. As of December 31, 2025, nothing was drawn on the Tango DSR LC Facility. Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $334.8 million amount outstanding as of September 30, 2026 was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. Since November 2025, ACI Tango has been making quarterly interest payments. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. Advances under the tranche secured by data center loans bear interest at a rate equal to SOFR Rate (as defined in the BNP Funding Facility) plus an applicable margin of 1.35%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2026, $550.0 million was available, of which $300.0 million was drawn on the BNP Funding Facility. As of December 31, 2025, $200.0 million was available and drawn on the BNP Funding Facility.

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

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC, as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC, as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes an amortizing $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $534.2 million was available and $481.0 million was drawn as of September 30, 2026, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Pioneer Term Loan was approximately $542.2 million, of which $542.2 million was available and $226.0 million was drawn. As of December 31, 2025, nothing was drawn on the Pioneer DSR LC Facility.

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. Since January 2026, the Pioneer Borrower has been making quarterly interest payments.

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

Rover Credit Agreement

On June 9, 2026 (the “Closing Date”), ACI Rover Parent, LLC (f/k/a BCP Renaissance Parent L.L.C.), as borrower (the “Rover Borrower”), ACI Rover, LLC (f/k/a BCP Renaissance, L.L.C.), as subsidiary guarantor (“Rover Borrower Subsidiary”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Rover Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent, joint lead arranger and bookrunner (“Morgan Stanley”), MUFG Bank, LTD. and Wells Fargo Securities, LLC as joint lead arrangers and bookrunners, and the

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
other lenders party thereto from time to time. The Rover Credit Agreement includes a $910.0 million senior secured first lien term loan B credit facility (the “Rover Term Loan”). Borrowings under the Rover Term Loan bear interest annually at a rate equal to Term SOFR (as defined in the Rover Credit Agreement) plus 2.25% per annum. As of September 30, 2026, borrowings outstanding under the Rover Term Loan totaled $905.7 million, net of original issue discount. Since June 2026, the Rover Borrower has been making quarterly interest payments.

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

Espresso Credit Agreement

See "Note 13. Subsequent Events" for a subsequent event relating to the Espresso Credit Agreement (as defined below).

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

As of September 30, 2026 and December 31, 2025, the counterparties to the Fund’s interest rate swap agreements and certain information related to the Fund’s interest rate swap instruments are presented on the consolidated schedules of investments.

The net change in unrealized appreciation (depreciation) related to the interest rate swaps was approximately $74.3 million and $(5.7) million for the three months ended September 30, 2026 and 2025, respectively, and $76.8 million and $(11.9) million for the nine months ended September 30, 2026 and 2025, respectively, which is included in “derivatives” under “net unrealized gains/(losses)” in the Fund’s consolidated statements of operations. The net swap amounts are settled quarterly, which began in February 2025, and are recorded as net realized gains/(losses) in “net realized and unrealized gains on investments and derivatives” in the Fund’s consolidated statements of operations. There were net interest rate swap payments received (paid) resulting in a realized gain (loss) of $(1.0) million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $(1.1) million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2026 is presented below:

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Collateral (Received) Pledged	Net Amount	Consolidated Statements of Assets and Liabilities
Interest rate swap	$39,180	09/2029	$5,989	$—	$—	$5,989	Derivative contracts, at fair value
Interest rate swap	39,180	09/2029	5,983	—	—	5,983	Derivative contracts, at fair value
Interest rate swap	19,588	09/2029	706	—	—	706	Derivative contracts, at fair value
Interest rate swap	14,882	09/2029	535	—	—	535	Derivative contracts, at fair value
Interest rate swap	14,882	09/2029	536	—	—	536	Derivative contracts, at fair value
Interest rate swap	12,664	09/2029	456	—	—	456	Derivative contracts, at fair value
Interest rate swap	11,905	09/2029	429	—	—	429	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	1,538	—	—	1,538	Derivative contracts, at fair value
Interest rate swap	18,750	03/2030	1,538	—	—	1,538	Derivative contracts, at fair value
Interest rate swap	65,425	03/2030	3,815	—	—	3,815	Derivative contracts, at fair value
Interest rate swap	65,425	03/2030	3,816	—	—	3,816	Derivative contracts, at fair value
Interest rate swap	85,986	03/2030	—	(788)	—	(788)	Derivative contracts, at fair value
Interest rate swap	85,985	03/2030	—	(153)	—	(153)	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	1,756	—	—	1,756	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	1,757	—	—	1,757	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	1,758	—	—	1,758	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	1,759	—	—	1,759	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	1,759	—	—	1,759	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	823	—	—	823	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	824	—	—	824	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	825	—	—	825	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	826	—	—	826	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	825	—	—	825	Derivative contracts, at fair value
Interest rate swap	18,750	07/2030	826	—	—	826	Derivative contracts, at fair value
Interest rate swap	23,094	07/2030	1,758	—	—	1,758	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	8,451	—	—	8,451	Derivative contracts, at fair value
Interest rate swap	84,750	10/2030	8,387	—	—	8,387	Derivative contracts, at fair value
Interest rate swap	35,580	10/2030	2,098	—	—	2,098	Derivative contracts, at fair value
Interest rate swap	25,640	10/2030	1,483	—	—	1,483	Derivative contracts, at fair value
Interest rate swap	25,640	10/2030	1,487	—	—	1,487	Derivative contracts, at fair value
Interest rate swap	25,640	10/2030	1,480	—	—	1,480	Derivative contracts, at fair value
Interest rate swap	455,000	06/2033	16,590	—	—	16,590	Derivative contracts, at fair value
Total			$80,813	$(941)	$—	$79,872

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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

For the three and nine months ended September 30, 2026, the average outstanding notional value of interest rate swaps was $1,312.9 million and $1,112.8 million, respectively. For the three and nine months ended September 30, 2025, the average outstanding notional value of interest rate swaps was $293.2 million and $219.3 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business and related to its investments in Infrastructure Assets, the Fund may from time to time enter into customary guarantee arrangements related to portfolio companies. As of September 30, 2026 and December 31, 2025, the Fund has guaranteed obligations under certain portfolio-company agreements with a maximum risk of loss of $93.3 million. The Fund has also entered into certain separate back-to-back indemnification agreements which, subject to certain conditions, indemnify the Fund from most payments that would otherwise need to be made under the related guarantee arrangement. As of September 30, 2026, the Fund has not been required to make payments under the guarantee arrangements and believes the credit risks to be remote and the fair value of this guarantee arrangement to be immaterial.

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
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
As of September 30, 2026 and December 31, 2025, the total amount of advanced expenses subject to recoupment by the Adviser was $31.1 million and $14.9 million, respectively, with expirations as follows:

For the Quarter Ended	Expense Support from the Adviser	Expense Support Reimbursed to the Adviser	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support (1)	Eligible for Reimbursement through (1)
June 30, 2024	$2,050	$(2,050)	$—	$—	June 30, 2027
September 30, 2024	1,231	(1,231)	—	—	September 30, 2027
December 31, 2024	493	(493)	—	—	December 31, 2027
March 31, 2025	2,908	(2,908)	—	—	March 31, 2028
June 30, 2025	2,668	(2,668)	—	—	June 30, 2028
September 30, 2025	3,007	(3,007)	—	—	September 30, 2028
December 31, 2025	2,564	(2,035)	—	529	December 31, 2028
March 31, 2026	2,631	(2,631)	—	—	March 31, 2029
June 30, 2026	4,248	(3,839)	—	409	June 30, 2029
September 30, 2026	30,149	—	—	30,149	September 30, 2029

(1) Individual expenses are eligible for reimbursement within three years prior to the last business day of the applicable month in which they were incurred, which may be prior to the end of the respective quarter noted.

As of September 30, 2026, in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement, the Fund had no reimbursement payable in “accrued expenses” in the Fund’s consolidated statements of assets and liabilities for expenses previously advanced by the Adviser. As of December 31, 2025, no amounts were currently payable in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Investment Commitments

As of September 30, 2026, the Fund had unfunded commitments on delayed draw term loans and equity investments of $85.3 million and $1,938.2 million, respectively. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans and equity investments of $450.4 million and $344.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Fund’s unfunded commitments consisted of:

		As of
		September 30, 2026		December 31, 2025
Company	Commitment Type(1)(2)	Total Commitment	Unfunded Amount	Total Commitment	Unfunded Amount
Stack SJ Holdings Parent A-I, LLC	Delayed Draw Term Loan	$137,500	$8,435	$137,500	$81,758
Retained Vantage Data Centers Intermediate Holdco, L.P.	Delayed Draw Term Loan	185,000	—	185,000	146,458
CMH01 Holdings LP	Delayed Draw Term Loan	165,000	14,721	125,000	44,071
PowerHouse Data LCX, LLC	Delayed Draw Term Loan	75,000	19,300	75,000	59,622
Galaxy Helios LLC	Delayed Draw Term Loan	97,019	5,347	100,000	37,287
CW Nest Property Owner LLC	Delayed Draw Term Loan	100,000	17,112	100,000	81,159
Coreweave Financing DDTL V-V, LLC	Delayed Draw Term Loan	40,071	16,111	—	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	9,979	1,616	—	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	16,974	1,865	—	—
Saber Power Services, LLC	Delayed Draw Term Loan	5,500	839	—	—
Tango Holdings, LLC	Equity	803,569	94,661	517,419	29,250
Pioneer JV Holdings LLC	Equity	770,725	45,145	768,580	43,000
Sunrun Acropolis Owner 2026, LLC	Equity	500,000	462,500	—	—
Sierra Equity Holdings LLC	Equity	443,991	—	425,424	271,994
Voyager JV Holdings LLC	Equity	445,098	222,549	—	—
SI SNM01A Aggregator LLC	Equity	219,853	33,236	—	—
SI SNM01B Aggregator JV LLC	Equity	723,016	116,393	—	—
Ravens Edge Renewables, LLC	Equity	1,405,333	963,728	—	—

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
As of September 30, 2026
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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following table presents fair value measurements of investments, cash equivalents and derivatives as of September 30, 2026:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments and cash equivalents
Common equity	$—	$—	$6,516,384	$6,516,384
Preferred equity	—	—	1,047,597	1,047,597
Other equity	—	—	987,596	987,596
First lien senior secured loans	—	1,056,131	390,041	1,446,172
Senior subordinated loans	—	—	510,064	510,064
Corporate bonds	—	29,722	29,400	59,122
Money market funds	4,801	—	—	4,801
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	80,813	—	80,813
Interest rate swap contracts (liability)	—	(941)	—	(941)
Total	$4,801	$1,165,725	$9,481,082	$10,651,608

The following table presents fair value measurements of investments, cash equivalents and derivatives as of December 31, 2025:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Investments
Common equity	$—	$—	$2,168,096	$2,168,096
Other equity	—	—	354,399	354,399
First lien senior secured loans	—	342,904	165,369	508,273
Senior subordinated loans	—	—	89,618	89,618
Money market funds	347	—	—	347
Derivative contracts, at fair value
Interest rate swap contracts (asset)	—	9,358	—	9,358
Interest rate swap contracts (liability)	—	(6,274)	—	(6,274)
Total	$347	$345,988	$2,777,482	$3,123,817

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the Fund’s investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values.

	As of September 30, 2026
	Fair Value	Primary Valuation Techniques	Unobservable Input
Asset Category			Input	Estimated Range(1)	Weighted Average(2)
Common equity	$5,055,961	Discounted cash flow	Discount rate	8.65% - 10.97%	9.42%
	1,460,423	Recent transaction price	N/A	N/A	N/A
Preferred equity	1,047,597	Recent transaction price	N/A	N/A	N/A
Other equity	390,937	Discounted cash flow	Discount rate	9.15% - 11.25%	9.36%
	596,659	Recent transaction price	N/A	N/A	N/A
First lien senior secured loans	377,230	Yield analysis	Market yield	6.52% - 9.71%	7.98%
	12,811	Broker quotes	N/A	N/A	N/A
Senior subordinated loans	314,064	Yield analysis	Market yield	9.03% - 9.50%	9.31%
	196,000	Recent transaction price	N/A	N/A	N/A
Corporate bonds	29,400	Recent transaction price	N/A	N/A	N/A
Total Level 3 investments	$9,481,082

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

(1) No range indicates a single investment in the asset category.
(2) Weighted average based on relative fair values as of period end.

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

(1) No range indicates a single investment in the asset category.
(2) Weighted average based on relative fair values as of period end.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2026 and 2025:

As of and for the three months ended September 30, 2026
Balance as of June 30, 2026	$6,772,422
Purchases	2,809,358
Net unrealized gains on investments	9,641
Return of capital	(91,789)
Proceeds from repayments or sales of investments	(1,187)
Transfers in to/(out of) Level 3(1)	(17,363)
Balance as of September 30, 2026	$9,481,082

As of and for the three months ended September 30, 2025
Balance as of June 30, 2025	$795,517
Purchases	743,649
Net unrealized gains on investments	41,772
Return of capital	(2,990)
Proceeds from repayments or sales of investments	(6)
Transfers in to/(out of) Level 3(1)	—
Balance as of September 30, 2025	$1,577,942

As of and for the nine months ended September 30, 2026
Balance as of December 31, 2025	$2,777,482
Purchases	6,710,109
Net unrealized gains on investments	143,733
Return of capital	(132,130)
Proceeds from repayments or sales of investments	(551)
Transfers in to Level 3(1)	751
Transfers out of Level 3(1)	(18,312)
Balance as of September 30, 2026	$9,481,082

As of and for the nine months ended September 30, 2025
Balance as of December 31, 2024	$339,136
Purchases	1,164,039
Net unrealized gains on investments	84,313
Return of capital	(9,526)
Proceeds from repayments or sales of investments	(20)
Transfers in to/(out of) Level 3(1)	—
Balance as of September 30, 2025	$1,577,942
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

There were no investment transfers into or out of Level 3 for the three and nine months ended September 30, 2025.

The net change in unrealized appreciation/(depreciation) on the investments held at the end of the period that use Level 3 inputs was $9.6 million and $41.8 million for the three months ended September 30, 2026 and 2025, respectively, and $143.8 million and $84.3 million for the nine months ended September 30, 2026 and 2025, respectively.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following are the carrying and fair values of the Fund’s debt obligations as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
	Carrying Value(1)(2)	Fair Value(1)	Carrying Value(1)(2)	Fair Value(1)
Denali Credit Agreement	$203,041	$203,041	$207,978	$207,978
Aspen Credit Agreement	453,763	453,763	224,481	224,481
ACI Portfolio Aggregator Credit Agreement	—	—	20,000	20,000
Tango Credit Agreement	334,750	334,750	184,750	184,750
BNP Funding Facility	300,000	300,000	200,000	200,000
Pioneer Credit Agreement	481,000	481,000	226,000	226,000
ACI Rover Term Loan (3)	905,653	905,653	—	—
Total	$2,678,207	$2,678,207	$1,063,209	$1,063,209

(1)The fair value of the debt obligations would be categorized as Level 2 under ASC 820-10. The fair value of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents the aggregate principal amount outstanding.
(3)Represents aggregate principal, less unamortized debt issuance and unaccreted discount recorded upon issuance.

9. INCOME TAXES

The Fund primarily generates its income within the U.S. The Fund has elected to be treated as a corporation for U.S. federal and state income tax purposes. As a result, U.S. federal and state tax will be assessed on the Fund’s net income.

For federal income tax purposes, the estimated cost of investments held on September 30, 2026 was $10,010.8 million. For all investments in which there was an excess of value over tax cost, there was $298.0 million in gross unrealized appreciation and $22.5 million in gross unrealized depreciation. For all investments in which there is an excess of tax cost over value, gross unrealized depreciation was $3.3 million. Overall net unrealized appreciation was $272.2 million. The excess value of investments over their estimated tax cost resulting from differences other than net unrealized appreciation (e.g. book versus tax treatment of distributions received from investments) was $283.9 million.

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

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The provision for income taxes consists of the following for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Current
U.S. federal income tax (expense)/benefit	$—	$—	$—	$—
State and local income tax (expense)/benefit	—	—	—	—
	—	—	—	—
Deferred
U.S. federal income tax (expense)/benefit	(36,455)	(8,509)	(77,291)	(15,790)
State and local income tax (expense)/benefit	(6,970)	(827)	(18,386)	(1,535)
	(43,425)	(9,336)	(95,677)	(17,325)
Total
U.S. federal income tax (expense)/benefit	(36,455)	(8,509)	(77,291)	(15,790)
State and local income tax (expense)/benefit	(6,970)	(827)	(18,386)	(1,535)
Income tax (expense)/benefit	$(43,425)	$(9,336)	$(95,677)	$(17,325)

The reconciliation of taxes from the statutory tax rate to the Fund’s effective tax rate as calculated in accordance with ASU 2023-09 for the nine months ended September 30, 2026 is presented below:

Nine months ended September 30, 2026
U.S. federal statutory tax rate	21.0%
State and local income taxes, net of federal income tax effect	3.0
Effect of changes in state tax laws or rates enacted in the current period	0.8
Total effective rate	24.8%

The reconciliation of the statutory tax rate to the Fund’s effective tax rate for the period prior to the adoption of ASU 2023-09 for the nine months ended September 30, 2025 is as follows:

Nine months ended September 30, 2025
Income tax expense at federal statutory rate	21.0%
State income tax (net of federal benefit)	1.6
Total effective rate	22.6%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Deferred tax assets
Net operating loss	$20,910	$1,880
Interest expense	1,646	2,765
Incentive fees	2,400	2,544
Total gross deferred tax assets	24,956	7,189
Valuation allowance	—	—
Total deferred tax assets	24,956	7,189
Deferred tax liabilities
Investments(1)	137,344	42,417
Interest rate swaps(1)	19,208	692
Total deferred tax liabilities	156,552	43,109
Net deferred tax (liabilities) assets	$(131,596)	$(35,920)

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

As of September 30, 2026 and December 31, 2025, the Fund had no significant uncertain tax positions.

The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by federal, state and local tax regulators. As of September 30, 2026, the Fund is subject to potential examination by federal, state and local tax regulators for returns filed since the Fund’s inception in 2024.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
10. NET ASSETS
The Fund has the authority to issue an unlimited number of Shares.
The following table reflects the net assets activity for the three and nine months ended September 30, 2026 and 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2025	83,633,744	$836	$1,969,450	$124,299	$2,094,585
Issuances of common shares	41,897,277	419	1,046,883	—	1,047,302
Shares issued in connection with dividend reinvestment plan	741,183	7	18,518	—	18,525
Dividends declared and payable ($0.6249, $0.5725, $0.6095 per Class I Share, Class S Share and Class D Share, respectively) as return of capital	—	—	(69,002)	—	(69,002)
Repurchased shares, net of early repurchase deduction	(658,356)	(5)	(16,370)	—	(16,375)
Net investment income	—	—	—	28,723	28,723
Net realized gains on investments and derivatives	—	—	—	195	195
Net unrealized gains on investments and derivatives	—	—	—	26,044	26,044
Balance at March 31, 2026	125,613,848	1,257	2,949,479	179,261	3,129,997
Issuances of common shares	75,563,115	756	1,881,434	—	1,882,190
Shares issued in connection with dividend reinvestment plan	1,161,958	11	28,934	—	28,945
Dividends declared and payable ($0.6249, $0.5721, $0.6094, $0.3958 per Class I Share, Class S Share, Class D Share and Class N Share, respectively) as return of capital	—	—	(104,823)	—	(104,823)
Repurchased shares, net of early repurchase deduction	(199,367)	(2)	(4,910)	—	(4,912)
Net investment income	—	—	—	55,458	55,458
Net realized losses on investments and derivatives	—	—	—	(315)	(315)
Net unrealized gains on investments and derivatives	—	—	—	43,519	43,519
Balance at June 30, 2026	202,139,554	2,022	4,750,114	277,923	5,030,059
Issuances of common shares	108,476,157	1,085	2,691,378	—	2,692,463
Shares issued in connection with dividend reinvestment plan	2,033,696	20	50,428	—	50,448
Dividends declared and payable ($0.6249, $0.5718, $0.6093, $0.5936 per Class I Share, Class S Share, Class D Share and Class N Share, respectively) as return of capital	—	—	(172,396)	—	(172,396)
Repurchased shares, net of early repurchase deduction	(480,845)	(5)	(11,875)	—	(11,880)
Net investment income	—	—	—	103,998	103,998
Net realized losses on investments and derivatives	—	—	—	(1,083)	(1,083)
Net unrealized gains on investments and derivatives	—	—	—	34,221	34,221
Balance at September 30, 2026	312,168,562	$3,122	$7,307,649	$415,059	$7,725,830

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

	Common Shares		Capital in Excess of Par Value	Accumulated Undistributed Earnings	Net Assets
	Shares	Amount
Balance at December 31, 2024	6,226,600	$62	$149,861	$6,530	$156,453
Issuances of common shares	16,479,636	165	412,662	—	412,827
Shares issued in connection with dividend reinvestment plan	103,669	1	2,596	—	2,597
Dividends declared and payable ($0.6750 per share) as return of capital	—	—	(11,355)	—	(11,355)
Net investment loss	—	—	—	(7,991)	(7,991)
Net realized gains on investments and derivatives	—	—	—	919	919
Net unrealized gains on investments and derivatives	—	—	—	15,144	15,144
Balance at March 31, 2025	22,809,905	228	553,764	14,602	568,594
Issuances of common shares	9,716,022	97	241,885	—	241,982
Shares issued in connection with dividend reinvestment plan	143,160	2	3,564	—	3,566
Dividends declared and payable ($0.6330 per share) as return of capital	—	—	(18,396)	—	(18,396)
Net investment loss	—	—	—	(2,335)	(2,335)
Net realized gains on investments and derivatives	—	—	—	245	245
Net unrealized gains on investments and derivatives	—	—	—	21,407	21,407
Balance at June 30, 2025	32,669,087	327	780,817	33,919	815,063
Issuances of common shares	25,697,617	257	639,691	—	639,948
Shares issued in connection with dividend reinvestment plan	282,410	2	7,019	—	7,021
Dividends declared and payable ($0.6330 per share) as return of capital	—	—	(33,208)	—	(33,208)
Repurchase of shares, net of early repurchase	(469,801)	(4)	(11,658)	—	(11,662)
Net investment loss	—	—	—	(4,506)	(4,506)
Net realized gains on investments and derivatives	—	—	—	361	361
Net unrealized gains on investments and derivatives	—	—	—	36,158	36,158
Balance at September 30, 2025	58,179,313	$582	$1,382,661	$65,932	$1,449,175

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
The following tables summarize transactions in Shares during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025(1)		2026		2025(1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	58,802,791	$1,459,666	25,697,617	$639,948	132,897,278	$3,308,699	51,893,275	$1,294,757
Distributions reinvested	1,406,790	34,898	282,410	7,021	3,144,469	78,244	529,239	13,184
Share transfers between classes	—	—	—	—	9,984	249	—	—
Repurchased shares	(469,052)	(11,624)	(469,801)	(11,662)	(1,320,785)	(32,854)	(469,801)	(11,662)
Early repurchase deduction	—	22	—	—	—	104	—	—
Dividends declared and payable	—	(125,081)	—	—	—	(280,327)	—	—
Net increase	59,740,529	1,357,881	25,510,226	635,307	134,730,946	3,074,115	51,952,713	1,296,279
Class S
Subscriptions	4,709,014	116,828	—	—	14,817,469	369,012	—	—
Distributions reinvested	132,102	3,278	—	—	244,061	6,069	—	—
Repurchased shares	—	—	—	—	(5,990)	(149)	—	—
Early repurchase deduction	—	2	—	—	—	7	—	—
Dividends declared and payable	—	(8,607)	—	—	—	(17,252)	—	—
Net increase	4,841,116	111,501	—	—	15,055,540	357,687	—	—
Class D
Subscriptions	5,467,541	135,760	—	—	7,479,580	185,860	—	—
Distributions reinvested	44,494	1,104	—	—	48,644	1,207	—	—
Share transfers between classes	—	—	—	—	(9,984)	(249)	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	1	—	—	—	1	—	—
Dividends declared and payable	—	(3,967)	—	—	—	(4,647)	—	—
Net increase	5,512,035	132,898	—	—	7,518,240	182,172	—	—
Class N
Subscriptions	39,496,811	980,209	—	—	70,742,222	1,758,384	—	—
Distributions reinvested	450,310	11,168	—	—	499,663	12,398	—	—
Repurchased shares	(11,793)	(293)	—	—	(11,793)	(293)	—	—
Early repurchase deduction	—	12	—	—	—	17	—	—
Dividends declared and payable	—	(34,741)	—	—	—	(43,995)	—	—
Net increase	39,935,328	956,355	—	—	71,230,092	1,726,511	—	—

Total net increase	110,029,008	$2,558,635	25,510,226	$635,307	228,534,818	$5,340,485	51,952,713	$1,296,279

(1) As of September 30, 2025, the Fund had no Class D Shares, Class N Shares or Class S Shares outstanding.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
NAV Per Share and Offering Price

The Fund determines NAV for the Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions will be effective the first business day of each month. The NAV per Share is determined by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the date as of which the determination is made. The following tables summarize each month-end NAV per Share for the nine months ended September 30, 2026 and 2025:

	NAV Per Share
	Class I	Class S	Class D	Class N
January 31, 2026	$25.0263	$25.0263	$25.0263	N/A
February 28, 2026	24.9252	24.9252	24.9252	N/A
March 31, 2026	24.9176	24.9176	24.9176	N/A
April 30, 2026	24.8805	24.8805	24.8805	N/A
May 31, 2026	24.9295	24.9295	24.9295	$24.9295
June 30, 2026	24.8841	24.8841	24.8841	24.8841
July 31, 2026	24.7711	24.7711	24.7711	24.7711
August 31, 2026	24.7808	24.7808	24.7808	24.7808
September 30, 2026	24.7489	24.7489	24.7489	24.7489

NAV per Share (1)
Class I
January 31, 2025	$25.0625
February 28, 2025	24.9241
March 31, 2025	24.9275
April 30, 2025	24.8195
May 31, 2025	24.9464
June 30, 2025	24.9490
July 31, 2025	24.8587
August 31, 2025	24.8316
September 30, 2025	24.9088

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

In accordance with the Share Repurchase Program, Shares repurchased in the Fund’s tender offer completed during the nine months ended September 30, 2026 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducted 2.00% from such NAV for Shares

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
that were not outstanding for at least one year (the “Early Repurchase Deduction”). For the three and nine months ended September 30, 2026, the Fund repurchased and retired 480,845 Shares and 1,338,568 Shares for a total price of $11.9 million and $33.2 million, respectively.

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30, 2026
	Class I	Class S	Class D	Class N(5)
Per share data:
Net asset value at the beginning of period	$25.0447	$25.0447	$25.0447	$24.8805
Net investment income (loss) for period(1)	0.9955	0.8372	0.9489	0.5260
Net realized and unrealized gain (loss)(1)	0.5830	0.5830	0.5830	0.3314
Net increase (decrease) in net assets from operations	1.5785	1.4202	1.5319	0.8574
Distributions as a return of capital	(1.8747)	(1.7164)	(1.8281)	(0.9894)
Net increase (decrease) in net assets from shareholders’ distributions	(1.8747)	(1.7164)	(1.8281)	(0.9894)
Early repurchase deduction	0.0004	0.0004	0.0004	0.0004
Total increase (decrease) in net assets	(0.2958)	(0.2958)	(0.2958)	(0.1316)
Net asset value at the end of period	$24.7489	$24.7489	$24.7489	$24.7489
Total return based on net asset value(2)	6.30%	5.67%	6.12%	3.45%
Shares outstanding, end of period	216,547,938	16,846,047	7,544,485	71,230,092
Ratio/Supplemental Data:
Net assets at end of period (in thousands)	$5,359,324	$416,921	$186,718	$1,762,867
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(6)(7)	5.09%	5.93%	4.87%	5.24%
Ratio of expense support to average net assets(3)	(0.41)	(0.42)	(1.00)	(0.75)
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)(6)	4.68	5.51	3.87	4.49
Ratio of net investment income (loss) to average net assets(3)(6)	5.42	4.63	5.79	5.67
Portfolio turnover rate(4)	8.72	8.72	8.72	8.72

(1)Weighted average basic per Share data.
(2)For the nine months ended September 30, 2026, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.
(3)Expenses are allocated to the Classes outstanding each month. The ratios reflect an annualized amount based on all expenses other than income based fee and capital gains incentive fee which are not annualized.
(4)Portfolio turnover is calculated using the lesser of the year-to-date sales or year-to-date purchases over the monthly average net assets for the period reported and has not been annualized.
(5)Sales of Class N Shares commenced May 1, 2026.
(6)The ratio of net investment income (loss) to average net assets excludes income taxes related to net unrealized gains and losses. The ratio of operating expenses excludes income tax benefit/(expense). For the nine months ended September 30, 2026, the ratio of income tax benefit related to net investment income (loss) to average net assets was (0.50)%, (0.60)%, (0.49)% and (0.60)% for Class I, Class S, Class D and Class N, respectively, and the ratio of income tax expense related to unrealized gain and loss to average net assets was 3.28%, 3.35%, 3.13% and 3.21% for Class I, Class S, Class D and Class N, respectively.
(7)For the nine months ended September 30, 2026, the ratio of operating expenses to average net assets consisted of the following:

	Nine months ended September 30, 2026
	Class I	Class S	Class D	Class N
Management fees(3)	1.24%	1.25%	1.25%	1.25%
Income based fee and capital gains incentive fee(3)	0.74	0.80	0.85	0.91
Interest expense(3)	2.59	2.58	2.17	2.23
Organizational and offering expenses(3)	0.03	0.02	0.01	0.01
Other operating expenses	0.49	0.43	0.34	0.34
Trailing fees	—	0.85	0.25	0.50
Total operating expenses	5.09%	5.93%	4.87%	5.24%

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)

Nine months ended September 30, 2025
Class I(4)
Per share data:
Net asset value at the beginning of period	$25.1266
Net investment income (loss) for period(1)	(0.6168)
Net realized and unrealized gain (loss)(1)	2.3357
Net increase in net assets from operations	1.7189
Distributions as a return of capital	(1.9367)
Total increase in net assets	(0.2178)
Net asset value at the end of period	$24.9088
Total return based on net asset value(2)	6.84%
Shares outstanding, end of period	58,179,313
Ratios/Supplemental Data:
Net assets at end of period (in thousands)	$1,449,175
Ratio of operating expenses (excluding expense support and management fee waiver) to average net assets(3)(5)	8.77%
Ratio of expense support to average net assets(3)	(1.40)
Ratio of management fee waiver to average net assets(3)	(0.02)
Ratio of operating expenses (including expense support and management fee waiver) to average net assets(3)	7.35
Ratio of net investment income (loss) to average net assets(3)	(1.21)
Portfolio turnover rate	5.89

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
(3)The ratios reflect an annualized amount based on all expenses other than organizational expenses, management fee, management fee waiver, income based fee and capital gains incentive fee, incentive fee waiver, income tax expense, audit and tax expense which are not annualized.
(4)On May 14, 2025, the Board established four classes of Shares of the Fund and all issued and outstanding shares were reclassified as Class I Shares.
(5)For the nine months ended September 30, 2025, the ratio of operating expenses to average net assets consisted of the following:

Nine months ended September 30, 2025
Class I
Management fees(3)	1.25%
Income based fee and capital gains incentive fee(3)	1.19
Income tax expense(3)	2.13
Interest expense (3)	2.81
Organizational and offering expenses(3)	0.41
Other operating expenses(3)	0.98
Total operating expenses	8.77%

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
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
13. SUBSEQUENT EVENTS

The Fund’s management has evaluated subsequent events through the date of the issued unaudited consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the unaudited consolidated financial statements or accompanying notes as of and for the nine months ended September 30, 2026, except as discussed below.

October Capital Raise

In its monthly closing for October 2026, the Fund issued and sold 31,066,687 Shares (consisting of 17,890,593 Class I Shares, 1,222,277 Class D Shares, 1,137,779 Class S Shares and 10,816,038 Class N Shares at an offering price of $24.7489 per Share for each class), and received approximately $768.9 million as payment for such Shares.

November Capital Raise

In its monthly closing for November 2026, the Fund has agreed to sell Shares, including Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $642.4 million. The purchase price per Share will equal the Fund’s net asset value (“NAV”) per Share of such class as of the last calendar day of October 2026, which is generally expected to be available within 20 business days after November 1, 2026.

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

Espresso Credit Agreement

On November 2, 2026, ACI Espresso Member, LLC (the “Espresso Borrower”) and ACI Espresso Holdings, LLC (the “Espresso Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Espresso Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, the lenders from time to time party to the Espresso Credit Agreement and certain other signatories thereto. The Espresso Credit Agreement relates to the Espresso Borrower's investment in a portfolio company of the Fund and includes a senior secured delayed draw term loan facility of up to $983.7 million (the “Espresso Term Loan”) and a $66.50 million debt service reserve letter of credit facility. The Espresso Term Loan may be drawn during the 18 months after closing and may be used to fund the Espresso Borrower’s capital contributions to the portfolio company and for related costs and other purposes permitted under the Espresso Credit Agreement. As of November 6, 2026, no Espresso Term Loan had been drawn under the Espresso Credit Agreement. Borrowings under the Espresso Credit Agreement bear interest annually at (i) for SOFR Loans (as defined in the Espresso Credit Agreement), Daily Compounded SOFR (as defined in the Espresso Credit Agreement) plus 1.375%, and (ii) for Base Rate Loans (as defined in the Espresso Credit Agreement), a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Espresso Credit Agreement) plus 0.375%, in each case subject to a 0.00% floor. These margins step up to 1.50% and 0.50%, respectively, on the second anniversary of closing, and to 1.625% and 0.625%, respectively, on the third anniversary if the maturity date is extended. Unused Espresso Term Loan commitments bear a commitment fee of 0.40% per annum. The Espresso Borrower is required to repay any Espresso Term Loan in scheduled installments under an amortization schedule, starting February 2027. The remaining balance is due on the maturity date of November 2029, which the Espresso Borrower may extend once by one year at the election of the Espresso Borrower and payment of a 0.125% extension fee on the principal amount of the extended Espresso Term Loan.

The Espresso Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Espresso Borrower, and (b) all tangible and intangible assets of the Espresso Borrower. Under the Espresso Credit Agreement, the Espresso Borrower and the Espresso Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, cash management procedures, reporting requirements and other customary requirements for similar facilities. The Espresso Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the Espresso Pledgor’s pledge of its equity interests in the Espresso

ARES CORE INFRASTRUCTURE FUND
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
($ in thousands, except share data, percentages and as otherwise indicated)
Borrower, the Espresso Credit Agreement is non-recourse to any upstream affiliate of the Espresso Borrower, including the Fund.

Distributions

The Fund has announced the declaration of regular monthly distributions for October, November and December 2026 and for January, February and March 2027, in each case for its Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
October 30, 2026	November 20, 2026	$0.20830	$0.20830	$0.20830	$0.20830
November 30, 2026	December 24, 2026	0.20830	0.20830	0.20830	0.20830
December 31, 2026	January 25, 2027	0.20830	0.20830	0.20830	0.20830
January 29, 2027	February 23, 2027	0.20830	0.20830	0.20830	0.20830
February 26, 2027	March 25, 2027	0.20830	0.20830	0.20830	0.20830
March 31, 2027	April 23, 2027	0.20830	0.20830	0.20830	0.20830

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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. midterm elections, and any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the 1940 Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act. In addition, our Adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares Management and its affiliates to co-invest in portfolio companies with each other and with affiliated investment entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order, and our Adviser and our Chief Compliance Officer will provide reporting to our Board. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolio of affiliated Ares Management entities that can rely on the Co-Investment Exemptive Order and have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our Adviser’s allocation policy.

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

Portfolio and Investment Activity

Our investment activity is presented below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
New investment commitments:
Common equity	$3,169,597	$732,449	$5,471,206	$1,135,319
Other equity	596,659	—	1,096,659	—
Preferred equity	—	—	1,000,000	—
First lien senior secured loans	577,540	175,709	981,556	344,618
Treasuries	—	—	421,374	98,945
Senior subordinated loans	196,000	137,500	196,000	137,500
Corporate Bonds	59,801	—	59,801	—
Total new investment commitments	$4,599,597	$1,045,658	$9,226,596	$1,716,382

Amount of investments funded: (1)
Common equity	$1,885,307	$732,449	$4,329,634	$1,135,319
Other equity	605,000	—	632,500	—
Preferred equity	—	—	1,000,000	—
First lien senior secured loans	588,522	104,094	1,123,241	202,353
Treasuries	—	—	421,374	98,945
Senior subordinated loans	223,250	25,123	415,780	25,123
Corporate Bonds	59,801	—	59,801	—
Total amount of investments funded	$3,361,880	$861,666	$7,982,330	$1,461,740

Principal amount of investments sold or repaid:
Common equity	$(76,314)	$(2,989)	$(102,532)	$(2,989)
Other equity	(15,474)	—	(29,598)	(6,536)
Preferred equity	—	—	—	—
First lien senior secured loans	(72,885)	(17,267)	(193,063)	(38,021)
Treasuries	—	(98,945)	(423,976)	(98,945)
Senior subordinated loans	—	—	—	—
Corporate Bonds	—	—	—	—
Total principal amount of investment sold or repaid	$(164,673)	$(119,201)	$(749,169)	$(146,491)

(1)The amount of investments funded in the table excludes purchases of investments during the respective period that had not settled as of the end of the period.

For the nine months ended September 30, 2026, we committed to and closed nine equity investments.

Our investments consisted of the following ($ in thousands):

		As of
		September 30, 2026		December 31, 2025
	Total Underlying Projects (15)	Cost	Fair Value	Cost	Fair Value
Denali Equity Holdings, LLC (1)	15	$317,124	$352,779	$340,995	$354,399
Aspen Renewables Equity Holdings, LLC (2)	4	432,982	487,701	431,267	479,667
Tango Holdings, LLC (3)	6	701,762	775,406	492,623	526,684
Meade Pipeline Co LLC (4)	1	209,829	222,918	202,888	214,956
Redwood Meade Midstream MPC, LLC (4)	N/A	36,730	38,994	35,459	37,589
Pioneer JV Holdings LLC (5)	9	713,559	758,886	731,872	753,613
Sierra Equity Holdings LLC (6)	3	443,672	499,710	155,587	155,587
AEJV SPV LP (7)	3	691,674	692,076	—	—
Commonwealth LNG Intermediate Parent, LLC (8)	1	1,047,597	1,047,597	—	—
ET Rover Pipeline LLC (9)	1	1,602,797	1,580,270	—	—
Sunrun Acropolis Owner 2026, LLC (10)	1	32,061	38,158	—	—
Meridiam North America Core Infrastructure Fund I (Domestic), LP (11)	15	596,659	596,659	—	—
Voyager JV Holdings LLC (12)	2	224,981	224,981	—	—
SI SNM01A Aggregator LLC (13)	1	186,667	186,667	—	—
SI SNM01B Aggregator JV LLC (13)	1	607,170	607,170	—	—
Ravens Edge Renewables, LLC (14)	6	441,605	441,605	—	—
Senior subordinated loans	N/A	506,866	510,064	90,449	89,618
First lien senior secured loans	N/A	1,441,230	1,446,172	507,515	508,273
Corporate Bonds	N/A	59,799	59,122	—	—
Total		$10,294,764	$10,566,935	$2,988,655	$3,120,386

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
(7)Represents an investment in an entity holding, directly or indirectly, a 99% stake in sixty-four aircraft engines, each on lease to major commercial airlines.
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
(10)The underlying portfolio consists of approximately 4,258 residential solar and storage systems across 18 states and Puerto Rico, totaling ~33 MW of capacity. When fully deployed, the portfolio is expected to consist of over 70,000 systems with approximately 600 MW of total generation capacity across 21 states and Puerto Rico.
(11)Represents an investment in a portfolio of 15 transportation assets.
(12)The underlying 0.4 gigawatt portfolio consists of 2 projects in the California Independent System Operator region, of which 52% is solar and 48% is co-located battery storage capacity.
(13)The underlying ~646 MW portfolio consists of two hyperscale data centers in the U.S.
(14)The underlying ~0.9 gigawatt portfolio consists of 6 projects across the Midcontinent Independent System Operator, Southwest Power Pool, Western Electricity Coordinating Council and SERC Reliability Corporation, of which 49% is solar, 27% is battery storage and 24% is wind capacity
(15)Represents the number of infrastructure projects undertaken by each entity in which we have an equity investment as of September 30, 2026.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total income	$159,208	$22,221	$342,471	$37,296
Net expenses	61,093	17,391	172,059	34,803
Net investment income before income taxes	98,115	4,830	170,412	2,493
Income tax benefit/(expense)	5,883	(9,336)	17,767	(17,325)
Net investment income/(loss)	103,998	(4,506)	188,179	(14,832)
Net realized and unrealized gains on investments and derivatives	33,138	36,519	102,581	74,234
Net increase in net assets resulting from operations	$137,136	$32,013	$290,760	$59,402

Net increase in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income
Distribution income	$120,974	$16,063	$225,175	$26,881
Interest income	38,234	6,158	87,296	10,415
Other income	—	—	30,000	—
Total income	$159,208	$22,221	$342,471	$37,296

For the three and nine months ended September 30, 2026, distribution income increased by $104.9 million and $198.3 million, respectively, compared to the same period in 2025 due to the increase in the portfolio of income yielding investments.

For the three and nine months ended September 30, 2026, interest income increased by $32.1 million and $76.9 million, respectively, compared to the same period in 2025 primarily due to the building of a liquid and private credit portfolio in 2025 and 2026.

For the nine months ended September 30, 2026, other income increased by $30.0 million compared to the same period in 2025 due to receipt of a commitment fee and a deal termination fee in 2026.

For the three and nine months ended September 30, 2026, we received $179.8 million and $309.7 million, respectively, of distributions from common and other equity investments, of which $91.8 million and $132.1 million, respectively, were classified as a return of capital. For the three and nine months ended September 30, 2025, we received $19.1 million and $36.4 million, respectively, of distributions from common and other equity investments, of which $3.0 million and $9.5 million, respectively, were classified as a return of capital. Because our common and other equity investments are in private portfolio companies, there is no recognition of distribution income by us for the income generated by the underlying portfolio companies during the quarter, with such income recognized by us when the distribution is declared by the portfolio company, typically in the following quarter.

For the three and nine months ended September 30, 2026, we accrued $33.0 million and $47.6 million of PIK distribution income from our preferred equity investment. For the three and nine months ended September 30, 2025, we accrued no PIK distribution income.

Operating Expenses

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Expenses
Interest expense	$34,926	$7,866	$88,199	$17,037
Management fees	21,737	4,052	43,302	7,585
Income based incentive fee	23,573	1,593	36,941	1,593
Capital gains incentive fee	(6,406)	3,334	(1,363)	8,049
Administration fees	2,187	704	4,692	2,202
Offering expense	80	1,067	815	3,271
Shareholder servicing and distribution fees:
Class S	799	—	1,594	—
Class D	101	—	118	—
Class N	1,826	—	2,310	—
Organizational expenses	—	2	—	37
Legal expenses	841	814	5,835	2,342
Other general and administrative	2,662	966	5,782	1,433
Total expenses	82,326	20,398	188,225	43,549
Less: Expense support	(30,149)	(3,007)	(37,028)	(8,583)
Add: Expense support recoupment	8,916	—	20,862	—
Less: Management fee waiver	—	—	—	(163)
Net expenses	61,093	17,391	172,059	34,803
Net investment income before income taxes	98,115	4,830	170,412	2,493
Income tax benefit/(expense)	5,883	(9,336)	17,767	(17,325)
Net investment income/(loss)	$103,998	$(4,506)	$188,179	$(14,832)

For the three and nine months ended September 30, 2026, interest expense increased by $27.1 million and $71.2 million, respectively, compared to the same period in 2025 due to the additional debt entered into in 2025 and 2026.

For the three and nine months ended September 30, 2026, the income based incentive fee increased by $22.0 million and $35.3 million, respectively, compared to the same period in 2025 mainly due to the increase in pre-incentive fee net investment income, as defined in our Investment Advisory Agreement.

For the three and nine months ended September 30, 2026, management fees increased by $17.7 million and $35.7 million, respectively, compared to the same period in 2025 due to the increase in net assets primarily as a result of our continuous offering of common shares.

For the three and nine months ended September 30, 2026, expense support increased by $27.1 million and $28.4 million, respectively. Refer to Note 3 of our consolidated financial statements for additional details of the Expense Support and Conditional Reimbursement Agreement.

For the three and nine months ended September 30, 2026, expenses payable as reimbursements under the Expense Support and Conditional Reimbursement Agreement increased by $8.9 million and $20.9 million, respectively, mainly due to the increase in Excess Operating Funds, as defined in the Expense Support and Conditional Reimbursement Agreement.

For the three and nine months ended September 30, 2026, capital gains incentive fee decreased by $9.7 million and $9.4 million, respectively, compared to the same period in 2025 primarily due to the increase in the deferred tax liability, net, offset by the net unrealized gains on the Fund’s investments in the current period. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our Investment Advisory Agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2026, there was $10.0 million of capital gains incentive fee accrued in accordance with GAAP. As of September 30, 2026, there was no capital gains incentive fee actually payable under our Investment Advisory Agreement.

For the three and nine months ended September 30, 2026, income tax benefit increased by $15.2 million and $35.1 million, respectively, compared to the same period in 2025 mainly due to the increase in tax net operating loss in the current period.

See “Note 3. Agreements and Organizational Documents” to our consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, for more information on the base management fee, income-based fee and capital gains incentive fee.

Realized and Unrealized Gains/(Losses) on Investments and Derivatives

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Realized and unrealized gains/(losses) on investment and derivatives
Net realized gains/(losses):
Investments	$(81)	$(93)	$(120)	$(253)
Derivatives	(1,002)	454	(1,083)	1,778
Net realized gains	(1,083)	361	(1,203)	1,525
Net unrealized gains/(losses):
Investments	9,232	41,874	140,440	84,576
Derivatives	74,297	(5,716)	76,788	(11,867)
Income tax expense	(49,308)	—	(113,444)	—
Net unrealized gains	34,221	36,158	103,784	72,709
Net realized and unrealized gains on investments and derivatives	$33,138	$36,519	$102,581	$74,234

For the three months ended September 30, 2026, net unrealized gains on investments decreased by $32.6 million compared to the same period in 2025 due to receipt of large distributions in the quarter by the portfolio’s investments. For the nine months ended September 30, 2026, net unrealized gains on investments increased by $55.9 million compared to the same period in 2025 due to the net increase in fair value of the portfolio’s investments.

For the three and nine months ended September 30, 2026, net unrealized gains on derivatives increased by $80.0 million and $88.7 million, respectively, compared to the same period in 2025 due to the additional swaps entered into in 2025 and 2026.

For the three and nine months ended September 30, 2026, income tax expense increased by $49.3 million and $113.4 million, respectively, compared to the same period in 2025 mainly due to an increase in the deferred tax liability on investments.

For the nine months ended September 30, 2026, the cost basis of investments increased from $2,988.7 million to $10,294.8 million and the number of equity investments increased from seven to 16.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources are generated primarily from the proceeds received from the sale of our Shares pursuant to our Private Offering at a price per Share equal to the then-current NAV per Share and cash flows from our operations. Further, we expect to generate additional liquidity and capital resources from the net proceeds of the Private Offering and, any future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future. We believe we have sufficient liquidity to operate our business, with $339.6 million of immediate liquidity as of September 30, 2026, comprised of cash and cash equivalents. In addition to our immediate liquidity, as of September 30, 2026, we had approximately $503.2 million available for borrowing through our credit arrangements which are subject to various draw covenants.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and our Administrator), (iii) cost of any borrowings or other financing arrangements, if any and (iv) cash distributions to the holders of our Shares.

In accordance with the 1940 Act, we may borrow amounts such that our asset coverage calculated pursuant to the 1940 Act, is at least 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2026, we had $2,678.2 million in total aggregate principal debt outstanding, $11,000.2 million of total assets, $596.2 million of liabilities (other than indebtedness) and our asset coverage ratio was 388%.

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

The following table summarizes transactions in Shares during the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Shares	Amount	Shares	Amount
Class I
Subscriptions (1)	58,802,791	$1,459,666	132,897,278	$3,308,699
Distributions reinvested	1,406,790	34,898	3,144,469	78,244
Share transfers between classes	—	—	9,984	249
Repurchased shares	(469,052)	(11,624)	(1,320,785)	(32,854)
Early repurchase deduction	—	22	—	104
Dividends declared and payable	—	(125,081)	—	(280,327)
Net increase	59,740,529	1,357,881	134,730,946	3,074,115
Class S
Subscriptions (1)	4,709,014	116,828	14,817,469	369,012
Distributions reinvested	132,102	3,278	244,061	6,069
Repurchased shares	—	—	(5,990)	(149)
Early repurchase deduction	—	2	—	7
Dividends declared and payable	—	(8,607)	—	(17,252)
Net increase	4,841,116	111,501	15,055,540	357,687
Class D
Subscriptions (1)	5,467,541	135,760	7,479,580	185,860
Distributions reinvested	44,494	1,104	48,644	1,207
Share transfers between classes	—	—	(9,984)	(249)
Repurchased shares	—	—	—	—
Early repurchase deduction	—	1	—	1
Dividends declared and payable	—	(3,967)	—	(4,647)
Net increase	5,512,035	132,898	7,518,240	182,172
Class N
Subscriptions (1)	39,496,811	980,209	70,742,222	1,758,384
Distributions reinvested	450,310	11,168	499,663	12,398
Repurchased shares	(11,793)	(293)	(11,793)	(293)
Early repurchase deduction	—	12	—	17
Dividends declared and payable	—	(34,741)	—	(43,995)
Net increase	39,935,328	956,355	71,230,092	1,726,511

Total net increase	110,029,008	2,558,635	228,534,818	5,340,485

(1) See “Recent Developments” as well as “Note 13. Subsequent Events” to our unaudited consolidated financial statements for subsequent events relating to subscription activities.

NAV Per Share and Offering Price

We determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The following table summarizes each month-end NAV per Share for the nine months ended September 30, 2026:

	NAV Per Share
	Class I	Class S	Class D	Class N
January 31, 2026	$25.0263	$25.0263	$25.0263	N/A
February 28, 2026	24.9252	24.9252	24.9252	N/A
March 31, 2026	24.9176	24.9176	24.9176	N/A
April 30, 2026	24.8805	24.8805	24.8805	N/A
May 31, 2026	24.9295	24.9295	24.9295	$24.9295
June 30, 2026	24.8841	24.8841	24.8841	24.8841
July 31, 2026	24.7711	24.7711	24.7711	24.7711
August 31, 2026	24.7808	24.7808	24.7808	24.7808
September 30, 2026	24.7489	24.7489	24.7489	24.7489

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

The following tables present our distributions that were declared and payable for the nine months ended September 30, 2026 ($ in thousands, except per Share amount):

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.20830	$19,140
November 07, 2025	February 27, 2026	March 25, 2026	0.20830	22,271
November 07, 2025	March 31, 2026	April 23, 2026	0.20830	24,810
March 05, 2026	April 30, 2026	May 21, 2026	0.20830	27,068
March 05, 2026	May 29, 2026	June 24, 2026	0.20830	29,293
March 05, 2026	June 30, 2026	July 23, 2026	0.20830	32,664
August 07, 2026	July 31, 2026	August 21, 2026	0.20830	38,120
August 07, 2026	August 31, 2026	September 23, 2026	0.20830	41,854
August 07, 2026	September 30, 2026	October 23, 2026	0.20830	45,107
			$1.87470	$280,327

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.19022	$635
November 07, 2025	February 27, 2026	March 25, 2026	0.19198	898
November 07, 2025	March 31, 2026	April 23, 2026	0.19031	1,234
March 05, 2026	April 30, 2026	May 21, 2026	0.19089	1,626
March 05, 2026	May 29, 2026	June 24, 2026	0.19034	1,752
March 05, 2026	June 30, 2026	July 23, 2026	0.19088	2,500
August 07, 2026	July 31, 2026	August 21, 2026	0.19034	2,562
August 07, 2026	August 31, 2026	September 23, 2026	0.19042	2,828
August 07, 2026	September 30, 2026	October 23, 2026	0.19099	3,217
			$1.71637	$17,252

			Class D
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$0.20298	$5
November 07, 2025	February 27, 2026	March 25, 2026	0.20350	5
November 07, 2025	March 31, 2026	April 23, 2026	0.20301	4
March 05, 2026	April 30, 2026	May 21, 2026	0.20318	4
March 05, 2026	May 29, 2026	June 24, 2026	0.20302	239
March 05, 2026	June 30, 2026	July 23, 2026	0.20318	423
August 07, 2026	July 31, 2026	August 21, 2026	0.20302	985
August 07, 2026	August 31, 2026	September 23, 2026	0.20304	1,420
August 07, 2026	September 30, 2026	October 23, 2026	0.20321	1,562
			$1.82814	$4,647

			Class N
Declaration Date	Record Date	Payment Date	Net Distribution per Share	Distribution Amount
November 07, 2025	January 30, 2026	February 23, 2026	$—	$—
November 07, 2025	February 27, 2026	March 25, 2026	—	—
November 07, 2025	March 31, 2026	April 23, 2026	—	—
March 05, 2026	April 30, 2026	May 21, 2026	—	—
March 05, 2026	May 29, 2026	June 24, 2026	0.19773	2,736
March 05, 2026	June 30, 2026	July 23, 2026	0.19805	6,518
August 07, 2026	July 31, 2026	August 21, 2026	0.19773	9,186
August 07, 2026	August 31, 2026	September 23, 2026	0.19778	11,472
August 07, 2026	September 30, 2026	October 23, 2026	0.19812	14,083
			$0.98941	$43,995

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

In accordance with the Share Repurchase Program, Shares repurchased in our tender offer completed during the three months ended September 30, 2026 were repurchased using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by the Board, except that we deducted 2.00% from such NAV for Shares that were not outstanding for at least one year.

We adopted a plan pursuant to Rule 18f-3 under the Investment Company Act so that we may issue multiple classes of Shares (the “Multi-Class Plan”), which provides that the Early Repurchase Deduction holding period ends on the one-year anniversary of the subscription closing date and the Early Repurchase Deduction will not apply to Shares acquired through our distribution reinvestment plan. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) due to trade or operational errors; (iii) submitted by discretionary model portfolio management programs (and similar arrangements); (iv) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (v) in the event that a shareholder’s Shares are repurchased because the shareholder has failed to maintain a minimum account balance. The Early Repurchase Deduction is retained by us for the benefit of remaining shareholders.

The following table presents the Share repurchases completed during the nine months ended September 30, 2026 (dollar amounts in thousands except per Share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 28, 2026	658,356	0.59%	March 20, 2026	$24.9252	$16,375	—
May 31, 2026	199,367	0.14	June 18, 2026	24.9295	4,912	—
August 31, 2026	480,845	0.19	September 18, 2026	24.7808	11,880	—

(1) Percentage is based on total Shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.
(2) Amount shown net of the Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.

Credit Agreements

The following table summarizes the average outstanding amount and rate for each of our credit agreements for the three and nine months ended September 30, 2026 and 2025:

		Three months ended September 30,				Nine months ended September 30,
		2026		2025		2026		2025
	Maturity Date	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate	Average Outstanding Amount	Weighted Average Rate
Denali Credit Agreement	09/2029	$203,674	5.66%	$210,198	6.37%	$205,053	5.66%	$211,429	6.36%
Aspen Credit Agreement	03/2030	231,950	5.28	50,000	6.12	226,998	5.31	36,813	4.50
ACI Portfolio Aggregator Credit Agreement	04/2027	1,359	6.26	—	—	33,663	6.24	—	—
Tango Credit Agreement	07/2030	334,750	5.16	130,530	4.14	264,970	5.16	43,988	1.39
BNP Funding Facility	03/2028	60,870	5.03	—	—	153,114	4.92	—	—
Pioneer Credit Agreement	10/2030	378,283	5.17	—	—	306,705	5.16	—	—
Rover Credit Agreement	06/2033	910,000	5.99	—	—	546,952	5.96	—	—
Total		$2,120,886	5.57%	$390,728	5.54%	$1,737,455	5.49%	$292,230	4.08%

Denali Credit Agreement

The Fund’s indirect and direct wholly-owned subsidiaries ACI Denali Member, LLC and ACI Denali Holdings, LLC (together, “ACI Denali”), and Ares Denali Member, LLC (together with ACI Denali, the “Denali Co-Borrowers”), an affiliated entity managed by an affiliate of the Adviser, are party to a Credit Agreement (the “Denali Credit Agreement” and together with the Aspen Credit Agreement, the Tango Credit Agreement, the Pioneer Credit Agreement and the Rover Credit Agreement, the “Investment Credit Facilities”), dated as of September 11, 2024, with MUFG Bank, LTD, as Administrative Agent (“MUFG”), and BNP Paribas, as Collateral Agent, the lenders from time to time party to the Denali Credit Agreement and certain other signatories thereto. The Denali Credit Agreement is related to ACI Denali’s investment in a portfolio company and ACI Denali’s portion includes an amortizing $212.5 million term loan (“the Denali Term Loan”), of which $203.0 million was available and drawn as of September 30, 2026, and a $10.2 million debt service letters of credit facility (“Denali DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Denali Term Loan was approximately $212.5 million, of which $208.0 million was available and drawn. As of December 31, 2025, nothing was drawn on the Denali DSR LC Facility. The remaining portion of the Denali Credit Agreement and Denali DSR LC Facility are with Ares Denali Member, LLC. Outstanding borrowings under the Denali Term Loan bear interest annually at SOFR plus 2.00%, with a 0.125% step-up after three years. Since February 2025, ACI Denali has been making quarterly interest payments. The Denali DSR LC Facility is to provide letters of credit (“Denali LC”) or loans for draws under such Denali LC to support contractual obligations related to the minimum debt service reserve amount under the Denali Credit Agreement. Denali LC fees are payable quarterly in arrears, at an amount equal to 0.5% multiplied by the stated amount of the Denali LC.

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

The First Aspen Amendment, among other things, provides for an additional (a) $249.9 million delayed draw term loan, and (b) $16.1 million debt service letters of credit facility. After giving effect to the First Aspen Amendment, the Aspen Credit Agreement provides for an aggregate amortizing term loan facility of approximately $478.0 million (the “Aspen Term Loan”), of which $453.8 million was available and drawn as of September 30, 2026, and a $31.7 million debt service letters of credit facility (“Aspen DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Aspen Term Loan was approximately $228.1 million, of which $224.5 million was available and was drawn. As of December 31, 2025, nothing was drawn on the Aspen DSR LC Facility. Pursuant to the terms of the First Aspen Amendment, the interest rate charged on outstanding borrowings under the Aspen Credit Agreement for the period from the Aspen Amendment Effective Date until March 14, 2028, decreased from SOFR plus 1.75% to SOFR plus 1.625%, with a 0.125% step-up after March 14, 2028 and outstanding undrawn commitments under the Aspen Term Loan have a commitment fee of 0.60% annually. In addition, pursuant to the terms of the First Aspen Amendment, the rate for Aspen DSR LC Facility fees under the Aspen Credit Agreement decreased from 1.725% to 1.625%, in each case multiplied by the stated amount of the applicable letter of credit and with a 0.125% step-up after March 14, 2028. Since August 2025, Aspen Borrower has been making quarterly interest payments.

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

ACI Portfolio Aggregator Credit Agreement

On April 14, 2025, ACI Portfolio Aggregator SPV LLC, as borrower (“ACI Portfolio Aggregator”), a wholly-owned subsidiary of the Fund, entered into a Revolving Credit Agreement that provides a revolving line of credit (as amended, the “ACI Portfolio Aggregator Credit Agreement”) by and among ACI Portfolio Aggregator, NatWest Markets Plc (“NatWest”), as administrative agent, and the lenders from time to time party thereto. On March 25, 2026, ACI Portfolio Aggregator increased the aggregate amount of total commitments available under the ACI Portfolio Aggregator Credit Agreement from $50.0 million to $200.0 million. As of September 30, 2026, $200.0 million was available of which nothing was drawn under ACI Portfolio Aggregator Credit Agreement. As of December 31, 2025, $50.0 million was available of which $20.0 million was drawn under the ACI Portfolio Aggregator Credit Agreement.

Borrowings under the ACI Portfolio Aggregator Credit Agreement may take the form of base rate loans or SOFR loans, at the option of the ACI Portfolio Aggregator. Base rate loans will bear interest at a rate per annum equal to (a) the Base

Rate (as defined in the ACI Portfolio Aggregator Credit Agreement), which is subject to a floor of 0.00% per annum, plus (b) an applicable margin of 1.60% per annum. SOFR loans will bear interest at a rate per annum equal to (a) Term SOFR (as defined in the ACI Portfolio Aggregator Credit Agreement) for a period of one, three or six months (as selected by ACI Portfolio Aggregator), subject to a floor of 0.00% per annum, plus (b) an applicable margin of 2.60% per annum. As of December 31, 2025, the $20.0 million amount outstanding was drawn as a SOFR loan.

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

Tango Credit Agreement

On July 28, 2025, ACI Tango Member, LLC, as borrower (“ACI Tango”), and ACI Tango Holdings, LLC, as pledgor (“ACI Tango Holdings”), each a wholly-owned subsidiary of the Fund, entered into a Credit Agreement (the “Tango Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent (“CIBC”), U.S. Bank National Association, as Collateral Agent, the lenders from time to time party to the Tango Credit Agreement and certain other signatories thereto. The Tango Credit Agreement is related to ACI Tango's investment in a portfolio company of the Fund and includes an amortizing $334.8 million delayed draw term loan (the “Tango Term Loan”), of which $334.8 million was available and drawn as of September 30, 2026, and a $18.8 million debt service letters of credit facility (“Tango DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Tango Term Loan was approximately $334.8 million, of which $334.8 million was available and $184.8 million was drawn. As of December 31, 2025, nothing was drawn on the Tango DSR LC Facility. Borrowings under the Tango Credit Agreement may take the form of Base Rate Loans (as defined in the Tango Credit Agreement) or SOFR loans, at the option of ACI Tango. Outstanding borrowings under the Tango Term Loan Facility bear interest annually at (i) for SOFR loans, the SOFR plus 1.50%, and (ii) for the Base Rate Loans, a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Tango Credit Agreement) plus 0.50%, each with a 0.125% step-up after three years. The $334.8 million amount outstanding as of September 30, 2026 was drawn as a SOFR loan. Outstanding undrawn commitments under the Tango Term Loan Facility have a commitment fee of 0.50% annually. Since November 2025, ACI Tango has been making quarterly interest payments. The Tango DSR LC Facility provides letters of credit (“LC”) or loans for draws under such LC to support contractual obligations related to the minimum debt service reserve amount under the Tango Credit Agreement. LC fees are payable quarterly in arrears, at an amount equal to 1.50% multiplied by the stated amount of the LC, with a 0.125% step-up after three years.

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

BNP Funding Facility and Contribution Agreement

On September 23, 2025, the Fund entered into a Revolving Credit and Security Agreement (as amended, the “BNP Funding Facility”, and together with the ACI Portfolio Aggregator Credit Agreement, the “Revolving Credit Facilities”) with ACI Liquid Aggregator SPV, LLC (“ACI Liquid Aggregator”), a wholly owned subsidiary of the Fund, as borrower (the “BNP Borrower”), the Fund, as equityholder and servicer, the lenders from time to time party thereto, BNP Paribas, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent. The BNP Funding Facility has a reinvestment period ending on September 23, 2027 and a maturity date of March 23, 2028. On June 26, 2026, ACI Liquid Aggregator increased the aggregate amount of total commitments available under the BNP Funding Facility from $200.0 million to (i) a $375.0 million tranche secured by broadly syndicated loans and (ii) a tranche secured by data center loans with a maximum facility amount equal to the lesser of (a) $175.0 million and (b) the sum of the products obtained by multiplying (x) the advance rate of each eligible data center collateral asset by (y) the data center commitment amount of such data center collateral asset. In addition, on September 23, 2025, the Fund, as transferor, and the BNP Borrower, as transferee, entered into a Contribution Agreement, pursuant to which the Fund will transfer to the BNP Borrower certain originated or acquired loans and related assets (collectively, the “BNP Loans”) from time to time.

The obligations of the BNP Borrower under the BNP Funding Facility are secured by substantially all assets held by the BNP Borrower, including the BNP Loans. The interest rate charged on the BNP Funding Facility is based on SOFR plus an applicable margin of 1.25%. Advances under the tranche secured by data center loans bear interest at a rate equal to SOFR Rate (as defined in the BNP Funding Facility) plus an applicable margin of 1.35%. In addition, the BNP Borrower is required to pay, among other fees, a commitment fee of up to 0.50% per annum on any excess unused portion of the BNP Funding Facility and, subject to certain exceptions, a one-time facility reduction fee if the BNP Funding Facility is terminated or there are certain reductions in commitments under the BNP Funding Facility, which facility reduction fee would be equal to the cumulative amount of the commitment fee that would have otherwise been payable from the date of any such termination or reduction through the end of the reinvestment period. Under the BNP Funding Facility, the Fund and the BNP Borrower, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The BNP Funding Facility includes usual and customary events of default for facilities of this nature. As of September 30, 2026, $550.0 million was available, of which $300.0 million was drawn on the BNP Funding Facility. As of December 31, 2025, $200.0 million was available and drawn on the BNP Funding Facility.

Proceeds from the BNP Funding Facility must be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans, pay certain fees and expenses and make permitted distributions. Other than with respect to the pledge of the equity interests of the BNP Borrower, the BNP Funding Facility is non-recourse to any upstream affiliates of the BNP Borrower, including to us.

Pioneer Credit Agreement

On October 3, 2025, ACI Pioneer Member, LLC, as borrower (the “Pioneer Borrower”) and ACI Pioneer Holdings, LLC, as pledgor (the “Pioneer Pledgor”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Pioneer Credit Agreement”) with Natixis, New York Branch as administrative agent and collateral agent (“Natixis”) and Société Générale as coordinating lead arranger and bookrunner (together with Natixis in the same roles). The Pioneer Credit Agreement is related to Pioneer Borrower’s investment in a portfolio investment of the Fund and includes an amortizing $542.2 million delayed draw term loan facility (the “Pioneer Term Loan”), of which $534.2 million was available and $481.0 million was drawn as of September 30, 2026, and a $23.5 million debt service reserve letter of credit facility (the “Pioneer DSR LC Facility”), of which nothing was drawn as of September 30, 2026. As of December 31, 2025, the Pioneer Term Loan was approximately $542.2 million, of which $542.2 million was available and $226.0 million was drawn. As of December 31, 2025, nothing was drawn on the Pioneer DSR LC Facility.

Borrowings under the Pioneer Term Loan bear interest annually at a rate equal to daily compounded SOFR plus 1.50% per annum, with a step up of 0.125% after three years and outstanding undrawn commitments under the Pioneer Term Loan facility have a commitment fee of 0.50% annually on the average daily unused amount. Since January 2026, the Pioneer Borrower has been making quarterly interest payments.

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

Rover Credit Agreement

On June 9, 2026 (the “Closing Date”), ACI Rover Parent, LLC (f/k/a BCP Renaissance Parent L.L.C.), as borrower (the “Rover Borrower”), ACI Rover, LLC (f/k/a BCP Renaissance, L.L.C.), as subsidiary guarantor (“Rover Borrower Subsidiary”), each a wholly-owned subsidiary of the Fund, entered into a credit agreement (the “Rover Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent, joint lead arranger and bookrunner (“Morgan Stanley”), MUFG Bank, LTD. and Wells Fargo Securities, LLC as joint lead arrangers and bookrunners, and the other lenders party thereto from time to time. The Rover Credit Agreement includes a $910.0 million senior secured first lien term loan B credit facility (the “Rover Term Loan”). Borrowings under the Rover Term Loan bear interest annually at a rate equal to Term SOFR (as defined in the Rover Credit Agreement) plus 2.25% per annum. As of September 30, 2026, borrowings outstanding under the Rover Term Loan totaled $905.7 million, net of original issue discount. Since June 2026, the Rover Borrower has been making quarterly interest payments.

The Rover Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of Rover Borrower Subsidiary owned by the Rover Borrower, (b) all of the equity interests of ET Rover Pipeline LLC owned by Rover Borrower Subsidiary and (c) all tangible and intangible assets of the Rover Borrower and Rover Borrower Subsidiary. Under the Rover Credit Agreement, the Rover Borrower and Rover Borrower Subsidiary, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for similar facilities. The Rover Credit Agreement includes usual and customary events of default for facilities of this nature. The Rover Credit Agreement is non-recourse to any upstream affiliate of the Rover Borrower, including to us.

Espresso Credit Agreement

See "Recent Developments" and "Item 5. Other Information" for a subsequent event relating to the Espresso Credit Agreement (as defined below).

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

Investments

We value our investments in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder, which sets forth requirements for determining fair value in good faith. Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as its “Valuation Designee” to perform fair value determinations for investments held by us without readily available market quotations, subject to the oversight by our Board. Investments for which market quotations are readily available will typically be valued at such market quotations. In order to validate market quotations, the Valuation Designee will review a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity investments that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by the Adviser, as our Valuation Designee, subject to the Board’s oversight, based on, among other things, the input of the Fund’s independent third-party valuation firm that has been engaged to support the valuation of such portfolio investments by providing positive assurance monthly and an independent valuation at least semiannually (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment.

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

Recent Developments

October Capital Raise

In our monthly closing for October 2026, we issued and sold 31,066,687 Shares (consisting of 17,890,593 Class I Shares, 1,222,277 Class D Shares, 1,137,779 Class S Shares and 10,816,038 Class N Shares at an offering price of $24.7489 per Share for each class), and received approximately $768.9 million as payment for such Shares.

November Capital Raise

In our monthly closing for November 2026, we agreed to sell Shares, including Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $642.4 million. The purchase price per Share will equal the Fund’s NAV per Share of such class as of the last calendar day of October 2026, which is generally expected to be available within 20 business days after November 1, 2026.

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

Espresso Credit Agreement

On November 2, 2026, ACI Espresso Member, LLC (the “Espresso Borrower”) and ACI Espresso Holdings, LLC (the “Espresso Pledgor”), each a wholly-owned subsidiary of ours, entered into a Credit Agreement (as amended, the “Espresso Credit Agreement”) with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, the lenders from time to time party to the Espresso Credit Agreement and certain other signatories thereto. The Espresso Credit Agreement relates to the Espresso Borrower's investment in a portfolio company of ours and includes a senior secured delayed draw term loan facility of up to $983.7 million (the “Espresso Term Loan”) and a $66.50 million debt service reserve letter of credit facility. The Espresso Term Loan may be drawn during the 18 months after closing and may be used to fund the Espresso Borrower's capital contributions to the portfolio company and for related costs and other purposes permitted under the Espresso Credit Agreement. As of November 6, 2026, no Espresso Term Loan had been drawn under the Espresso Credit Agreement. Borrowings under the Espresso Credit Agreement bear interest annually at (i) for SOFR Loans (as defined in the Espresso Credit Agreement), Daily Compounded SOFR (as defined in the Espresso Credit Agreement) plus 1.375%, and (ii) for Base Rate Loans (as defined in the Espresso Credit Agreement), a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Espresso Credit Agreement) plus 0.375%, in each case subject to a 0.00% floor. These margins step up to 1.50% and 0.50%, respectively, on the second anniversary of closing, and to 1.625% and 0.625%, respectively, on the third anniversary if the maturity date is extended. Unused Espresso Term Loan commitments bear a commitment fee of 0.40% per annum. The Espresso Borrower is required to repay any Espresso Term Loan in scheduled installments under an amortization schedule, starting February 2027. The remaining balance is due on the maturity date of November 2029, which the Espresso Borrower may extend once by one year at the election of the Espresso Borrower and payment of a 0.125% extension fee on the principal amount of the extended Espresso Term Loan.

The Espresso Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Espresso Borrower, and (b) all tangible and intangible assets of the Espresso Borrower. Under the Espresso Credit Agreement, the Espresso Borrower and the Espresso Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, cash management procedures, reporting requirements and other customary requirements for similar facilities. The Espresso Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the Espresso Pledgor’s pledge of its equity interests in the Espresso Borrower, the Espresso Credit Agreement is non-recourse to any upstream affiliate of the Espresso Borrower, including to us.

Distributions

We have announced the declaration of regular monthly gross distributions for October, November and December 2026 and for January, February and March 2027, in each case for our Class I Shares, Class D Shares, Class N Shares and Class S Shares in the amounts per Share set forth below:

		Gross Distribution Per Common Share
Record Date	Payment Date(1)	Class I	Class S	Class D	Class N
October 30, 2026	November 20, 2026	$0.20830	$0.20830	$0.20830	$0.20830
November 30, 2026	December 24, 2026	0.20830	0.20830	0.20830	0.20830
December 31, 2026	January 25, 2027	0.20830	0.20830	0.20830	0.20830
January 29, 2027	February 23, 2027	0.20830	0.20830	0.20830	0.20830
February 26, 2027	March 25, 2027	0.20830	0.20830	0.20830	0.20830
March 31, 2027	April 23, 2027	0.20830	0.20830	0.20830	0.20830

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations,” “Item 1A. Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Inflation may adversely affect our business, results of operations and financial condition of our portfolio companies.” in our Annual Report.

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

Interest Rate Risk

In addition to other sources of financings, we use variable rate debt to finance our operations which exposes us to fluctuations in interest rates. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. We manage our exposure to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See “Note 6. Derivative Instruments” to our unaudited consolidated financial statements for more information relating to our derivative instruments. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2026, would increase our annual interest expense by approximately $6.7 million, excluding the impact of interest rate swaps. In addition, we have invested in debt securities with a total fair value of approximately $2,015.4 million, which can offset the interest rate risk associated with our variable interest rate borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the 1934 Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, filed with the SEC on May 14, 2026 (“Q1 Quarterly Report”) and for the fiscal quarter ended June 30, 2026, filed with the SEC on August 7, 2026 (“Q2 Quarterly Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, Q1 Quarterly Report and Q2 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following information is incorporated by reference into this Item 2: The information set forth in Note 10 to our consolidated financial statements for the three months ended September 30, 2026 included in Part I, Item 1 of this Form 10-Q as well as Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” regarding our share repurchase program.

Share Issuances

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on July 8, 2026, July 21, 2026, August 19, 2026, September 8, 2026, September 22, 2026 and our Q2 Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, filed with the SEC on August 7, 2026 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

November Subscriptions

In our monthly closing for November 2026, we agreed to sell Class I Shares, Class D Shares, Class N Shares and Class S Shares for an aggregate purchase price of $642.4 million. The purchase price per Share will equal the Fund's NAV per Share of such class as of the last calendar day of October 2026, which is generally expected to be available within 20 business days after November 1, 2026. See “Recent Developments” in Item 2 for more information.

January, February and March 2027 Distributions

The following table presents the regular monthly gross distributions per share that were declared:

Record Date	Payment Date(1)	Gross Distribution Per Common Share
January 29, 2027	February 23, 2027	$0.2083
February 26, 2027	March 25, 2027	0.2083
March 31, 2027	April 23, 2027	0.2083

(1) The distributions on the Fund’s Shares will be paid on or about the payment dates set above.

These distributions will be paid in cash or reinvested in the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Espresso Credit Agreement

On November 2, 2026, Espresso Borrower and Espresso Pledgor, each a wholly-owned subsidiary of ours, entered into the Espresso Credit Agreement with Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent, Wilmington Trust, National Association, as Collateral Agent, the lenders from time to time party to the Espresso Credit Agreement and certain other signatories thereto. The Espresso Agreement relates to the Espresso Borrower's investment in a portfolio company of ours and includes the Espresso Term Loan facility of up to $983.7 million and a $66.50 million debt service reserve letter of credit facility. The Espresso Term Loan may be drawn during the 18 months after closing and may be used to fund the Espresso Borrower's capital contributions to the portfolio company and for related costs and other purposes permitted under the Espresso Credit Agreement. As of November 6, 2026, no Espresso Term Loan had been drawn under the Espresso Credit Agreement. Borrowings under the Espresso Credit Agreement bear interest annually at (i) for SOFR Loans (as defined in the Espresso Credit Agreement), Daily Compounded SOFR (as defined in the Espresso Credit Agreement) plus 1.375%, and (ii) for Base Rate Loans (as defined in the Espresso Credit Agreement), a fluctuating rate determined by reference to the Adjusted Base Rate (as defined in the Espresso Credit Agreement) plus 0.375%, in each case subject to a 0.00% floor. These margins step up to 1.50% and 0.50%, respectively, on the second anniversary of closing, and to 1.625% and 0.625%, respectively, on the third anniversary if the maturity date is extended. Unused Espresso Term Loan commitments bear a commitment fee of 0.40% per annum. The Espresso Borrower is required to repay any Espresso Term Loan in scheduled installments under an amortization schedule, starting February 2027. The remaining balance is due on the maturity date of November 2029, which the Espresso Borrower may extend once by one year at the election of the Espresso Borrower and payment of a 0.125% extension fee on the principal amount of the extended Espresso Term Loan.

The Espresso Credit Agreement is secured by a first-priority pledge on (a) all of the equity interests of the Espresso Borrower, and (b) all tangible and intangible assets of the Espresso Borrower. Under the Espresso Credit Agreement, the Espresso Borrower and the Espresso Pledgor, as applicable, have made representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, cash management procedures, reporting requirements and other customary requirements for similar facilities. The Espresso Credit Agreement includes usual and customary events of default for facilities of this nature. Other than with respect to the Espresso Pledgor's pledge of its equity interests in the Espresso Borrower, the Espresso Credit Agreement is non-recourse to any upstream affiliate of the Espresso Borrower, including to us.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund’s Form 10-K, filed with the SEC on March 13, 2025).
10.1*	Credit Agreement, dated as of November 2, 2026, by and among ACI Espresso Member, LLC, as borrower, ACI Espresso Holdings, LLC, as pledgor, Canadian Imperial Bank of Commerce, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, and the lenders and DSR LC Issuers from time to time party thereto.
31.1*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES CORE INFRASTRUCTURE FUND

Dated: November 6, 2026	By:	/s/ Keith Derman
	Name:	Keith Derman
	Title:	Co-Chief Executive Officer and Trustee

Dated: November 6, 2026	By:	/s/ Steven Porto
	Name:	Steven Porto
	Title:	Co-Chief Executive Officer

Dated: November 6, 2026	By:	/s/ Christina Oh
	Name:	Christina Oh
	Title:	Chief Financial Officer and Treasurer